Form 10-Q
period 1996-03-31
ALPHA BETA TECHNOLOGY INC
filed 1996-05-14
CIK 841168

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

  (Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

                                       OR

   [ ]   Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934. For the transition period from
                  to        .
         --------    -------

                         Commission File Number 0-20023


                           ALPHA-BETA TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Massachusetts                            04-2997834
        (State or other jurisdiction of    (I.R.S.  Employer Identification No.)
        incorporation or organization)


                              One Innovation Drive
                               Worcester, MA 01605
                    (Address of principal executive offices)


                                  508-798-6900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X  No
                                               ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               CLASS                             OUTSTANDING AT MAY 7, 1996
               -----                             --------------------------

    Common stock, $.01 par value                                16,700,685

================================================================================

                           ALPHA-BETA TECHNOLOGY, INC.

                                               INDEX


                                                                                              Page
                                                                                              ----
PART I.     FINANCIAL INFORMATION:
            ----------------------

    Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets at December 31, 1995, and
        March 31, 1996 ..........................................................................3


        Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1995 and 1996, and from the period of inception through
        March 31, 1996 ..........................................................................4

        Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1995 and 1996, and from the period of inception through
        March 31, 1996 ..........................................................................5


        Notes to Condensed Consolidated Financial Statements ....................................7


    Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ..........................................................8



PART II.    OTHER INFORMATION:
            ------------------

    Item 1.   Legal Proceedings .................................................................11


    Item 2.   Changes in Securities .............................................................11


    Item 3.   Defaults Upon Senior Securities ...................................................11


    Item 4.   Submission of Matters to a Vote of Security Holders ...............................11


    Item 5.   Other Information .................................................................11


    Item 6.   Exhibits and Reports on Form 8-K ..................................................11



SIGNATURES ......................................................................................12
- - ----------

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,          March 31,
                                                                                              1995                1996
                                                                                          ------------          ---------
                                                                                                               (Unaudited)
                                                                  ASSETS

Current assets:
  Cash and cash equivalents                                                               $ 10,120,843        $ 52,538,722
  Marketable securities                                                                     18,343,066           9,036,113
  Other current assets                                                                         542,361             434,847
                                                                                          ------------        ------------

      Total current assets                                                                  29,006,270          62,009,682
                                                                                          ------------        ------------

Property and equipment, net of accumulated depreciation and amortization                    30,863,374          30,176,403
                                                                                          ------------        ------------

Other assets:
Restricted cash                                                                                381,347             381,347
Bond issuance costs, net                                                                     1,128,998           1,113,845
Other                                                                                          184,153             179,591
                                                                                          ------------        ------------
                                                                                             1,694,498           1,674,783
                                                                                          ------------        ------------

                                                                                          $ 61,564,142        $ 93,860,868
                                                                                          ============        ============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and
    capital lease obligations                                                             $  1,250,545        $  1,185,467
  Accounts payable                                                                             960,876           1,411,222
  Accrued expenses                                                                             507,719             504,576
                                                                                          ------------        ------------

      Total current liabilities                                                              2,719,140           3,101,265
                                                                                          ------------        ------------

Term notes payable and capital lease obligations, net of current portion                    26,726,336          26,490,315
                                                                                          ------------        ------------

Stockholders' equity :
  Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued - none                   --                  --
  Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 13,650,274 shares and 16,692,970 shares at December 31,
    1995 and March 31, 1996, respectively                                                      136,502             166,929
  Additional paid-in capital                                                               108,090,944         147,365,888
  Deficit accumulated during the development stage                                         (75,840,456)        (83,144,475)
  Deferred compensation                                                                       (268,324)           (119,054)
                                                                                          ------------        ------------

     Total stockholders' equity                                                             32,118,666          64,269,288
                                                                                          ------------        ------------

                                                                                          $ 61,564,142        $ 93,860,868
                                                                                          ============        ============


                             See accompanying notes.

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                                              March 2, 1988
                                             Three months ended                (inception)
                                                  March 31,                      through
                                           ------------------------             March 31,
                                           1995                1996               1996
                                           ----                ----           -------------

Revenues:

  Interest                              $   519,673        $   447,396        $  5,933,681
  Other                                      27,200              1,584             314,545
                                        -----------        -----------        ------------

    Total revenues                          546,873            448,980           6,248,226
                                        -----------        -----------        ------------


Expenses:

  Research and development                5,020,947          5,744,315          63,837,988
  General and administrative              1,196,006          1,119,832          19,100,886
  Interest                                  862,881            841,995           6,468,147
                                        -----------        -----------        ------------

      Total expenses                      7,079,834          7,706,142          89,407,021
                                        -----------        -----------        ------------

      Net loss                          $(6,532,961)       $(7,257,162)       $(83,158,795)
                                        ===========        ===========        ============


Net loss per common share               $     (0.56)       $     (0.50)
                                        ===========        ===========

Weighted average number of common
  shares outstanding                     11,676,913         14,438,157
                                        ===========        ===========



                            See accompanying notes.

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                             March 2, 1988
                                                                                 Three months ended           (inception)
                                                                                      March 31,                 through
                                                                                ---------------------          March 31,
                                                                                1995             1996            1996
                                                                                ----             ----        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(6,532,961)    $(7,257,162)    $(83,158,795)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                              1,091,462         864,541        9,416,588
    Amortization of investment premium                                             7,702          40,588        1,730,143
    Amortization of deferred financing and bond issuance costs                    57,689          57,688          403,923
    Noncash compensation related to stock options,
        warrants and common stock                                                112,841         109,668        2,022,909
    Changes in assets and liabilities:
      Other current assets                                                        30,415         107,514         (434,847)
      Accounts payable                                                          (312,198)        450,346        1,411,222
      Accrued expenses                                                            13,336          (3,143)         504,576
                                                                             -----------     -----------     ------------

             Net cash used for operating activities                           (5,531,714)     (5,629,960)     (68,104,281)
                                                                             -----------     -----------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in marketable securities                                 412,882       9,219,509      (10,751,942)
    Increase in property and equipment                                          (263,835)       (177,570)     (39,072,602)
    Increase in restricted cash                                                       --              --      (32,807,084)
    Payments from restricted cash                                                     --              --       32,425,737
    Decrease (increase) in other assets                                           (3,814)          4,562         (256,659)
    Increase in bond issuance costs                                                   --              --       (1,303,237)
                                                                             -----------     -----------     ------------

             Net cash used for (provided by) investing activities                145,233       9,046,501      (51,765,787)
                                                                             -----------     -----------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible subordinated notes payable to stockholders              --              --        2,300,000
    Proceeds from equipment line of credit                                       166,344              --        3,261,600
    Payments on capital lease obligations                                         (8,504)         (3,155)        (172,191)
    Proceeds from term notes payable                                                  --              --       27,835,947
    Payments on term notes payable                                              (321,275)       (340,479)      (2,983,068)
    Proceeds from sale of convertible redeemable preferred stock, net
       of issuance costs                                                              --              --       24,560,465
    Proceeds from issuance of common stock, net of issuance costs                 14,205      39,344,972      117,606,037
                                                                             -----------     -----------     ------------

             Net cash provided by (used for) financing activities               (149,230)     39,001,338      172,408,790
                                                                             -----------     -----------     ------------


Net increase (decrease) in cash and cash equivalents                          (5,535,711)     42,417,879       52,538,722

Cash and cash equivalents, beginning of period                                18,667,550      10,120,843               --
                                                                             -----------     -----------     ------------

Cash and cash equivalents, end of period                                     $13,131,839     $52,538,722     $ 52,538,722
                                                                             ===========     ===========     ============

Interest paid (net of capitalized interest)                                  $   862,881     $   841,995     $  6,474,088
                                                                             ===========     ===========     ============



                             See accompanying notes.

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                     (Unaudited)


                                                                                                       March 2, 1988
                                                                             Three months ended         (inception)
                                                                                  March 31,               through
                                                                             -------------------         March 31,
                                                                             1995          1996            1996
                                                                             ----          ----        -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment under capital lease ........................................     $     --      $     --      $   (178,886)
Furniture and equipment under capital lease ..........................           --            --           178,886

Conversion of line of credit to term note payable ....................           --            --        (2,144,525)
Issuance of term note payable ........................................           --            --         2,144,525

Grant of common stock ................................................       12,749        12,143           153,643
Compensation related to common stock grant ...........................      (12,749)      (12,143)         (153,643)

Cancellation of stock options ........................................         (257)      (51,744)         (163,581)
Grant of stock options and restricted stock ..........................           --            --         1,996,153
Deferred compensation on stock options and restricted stock ..........          257        51,744        (1,832,572)

Grant of warrants ....................................................           --            --           132,000
Deferred compensation on warrants ....................................           --            --          (132,000)

Conversion of subordinated notes payable to redeemable preferred stock           --            --        (2,300,000)
Issuance of redeemable preferred stock ...............................           --            --         2,300,000

Conversion of redeemable preferred stock to common stock .............           --            --       (20,674,454)
Common stock .........................................................           --            --        20,674,454

Other assets .........................................................           --            --           (50,000)
Issuance costs associated with proceeds on sale of redeemable
   preferred stock ...................................................           --            --            50,000

Note payable .........................................................           --            --         2,679,165
Grant of warrants ....................................................           --            --           974,627
Note payable discount ................................................           --            --        (3,653,792)

Unrealized losses on marketable securities ...........................       54,455        46,856           (14,321)
Accumulated deficit ..................................................      (54,455)      (46,856)           14,321

Capitalized interest in property and equipment .......................           --            --          (312,476)
Amortization of bond issuance costs ..................................           --            --            83,315
Amortization of note payable discount ................................           --            --           229,161
                                                                           --------      --------      ------------
                                                                           $     --      $     --      $         --
                                                                           ========      ========      ============


                             See accompanying notes.

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K.


2.   NET LOSS PER COMMON SHARE

     For the three month periods ended March 31, 1995 and 1996, net loss per common share was computed using the weighted average number of common shares outstanding during the period.


3.   MARKETABLE SECURITIES

     The amortized cost and estimated fair market values of the Company's securities at March 31, 1996 are presented below. The Company did not realize any gains or losses from securities sold in the three months ended March 31, 1996 and 1995.

                                                                  GROSS             GROSS
                                            AMORTIZED          UNREALIZED         UNREALIZED          MARKET
    SECURITIES AVAILABLE FOR SALE              COST               GAINS             LOSSES            VALUE
    -----------------------------           ---------          ----------         ----------          ------

U.S.  Government obligations
   (average maturity of 1 month)              $1,993,584         $ 5,816              $0            $1,999,400

Corporate debt securities (average
     maturity of 1.3 months)                   7,028,209           8,504               0             7,036,713
                                              ----------         -------              --            ----------

                                              $9,021,793         $14,320              $0            $9,036,113
                                              ==========         =======              ==            ==========


4.   STOCK OFFERING

     On March 8, 1996, the Company completed a $42 million public stock offering by selling 3,000,000 shares of common stock at $14 per share. The net proceeds from this offering totaled approximately $39,295,000.

                           ALPHA-BETA TECHNOLOGY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of March 31, 1996, the Company's accumulated deficit was $83,144,475.


RESULTS OF OPERATIONS


Revenues
- - --------

     Revenues to date have consisted primarily of interest earned from the investment of cash balances. For the three month period ended March 31, 1996 and 1995, revenues were $448,980 and $546,873, respectively. This decrease of $97,893 was primarily due to less interest earned as a result of lower effective yields on cash balances in the first quarter of 1996 compared with the first quarter of 1995, as well as a one-time research product sale in the first quarter of 1995.


Operating Expenses
- - ------------------

     For the three month period ended March 31, 1996 and 1995, research and development expenses were $5,020,947 and $5,744,315, respectively. This increase of $723,368 was primarily due to costs related to conducting the Phase III clinical trial for Betafectin. The Company expects research and development expenses to continue to increase over 1995 levels for the remainder of 1996 and in future years, reflecting activities related to performing clinical trials of Betafectin in surgery and other indications and the development of additional products.

     For the three month period ended March 31, 1996 and 1995, general and administrative expenses were $1,119,832 and $1,196,006, respectively. The decrease of $76,174 was primarily due to a decrease in rent expense as a result of a refund received in 1996 for 1995 estimated operating expenses and a decrease in the amortization of certain leasehold improvements. General and administrative expenses are not expected to significantly increase over 1995 levels in 1996; however, these expenses are expected to increase in future years reflecting the planned efforts to commercialize Betafectin.

     For the three month periods ended March 31, 1996 and 1995, interest expense was $841,995 and $862,881, respectively. This decrease of $20,886 was primarily due to lower loan balances in the first quarter of 1996 compared with the first quarter of 1995.


Net Loss
- - --------

     The net loss for the three months ended March 31, 1996 was $7,257,162 ($0.50 per share) compared to $6,532,961 ($0.56 per share) for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had $61,574,835 in cash equivalents and marketable securities at March 31, 1996, compared to $28,463,909 at December 31, 1995. This increase was principally due to the approximately $39,295,000 of net proceeds received from the March 1996 stock offering, offset in part by approximately $5,630,000 of cash used for operating activities for the three months ended March 31, 1996.

        Since its inception, the Company has invested approximately $5,342,000 in property and equipment, exclusive of costs related to the investment in the Betafectin commercial manufacturing facility. The property and equipment have been financed in large part by approximately $3,731,000 in loans, of which approximately $1,504,000 was outstanding as of March 31, 1996.

        The Company expects to incur substantial additional operating expenses in 1996 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as expansion of commercial manufacturing and the establishment of sales and marketing capabilities. As of March 31, 1996, the Company had working capital of approximately $58,908,000.

        On March 8, 1996, the Company completed a $42 million public stock offering by selling 3,000,000 shares of common stock at $14 per share. The net proceeds from this offering totaled approximately $39,295,000. Based on its current plans, the Company anticipates that its existing capital resources will enable it to maintain its current and planned operations and capital expenditures into 1998. The Company's capital requirements will depend upon numerous other factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds prior to the completion of its Phase III clinical trial for Betafectin through strategic alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements.

        On March 25, 1996, the Company terminated an option agreement that it had exercised on February 16, 1996, to acquire eight acres of land adjacent to its Betafectin manufacturing facility in Smithfield, Rhode Island. In exchange for teminating this option, the Company acquired an eighteen month option to purchase for $550,000, approximately 12 acres in a different parcel of land adjacent to its Betafectin manufacturing facility. This transaction is subject to the State of Rhode Island's acquisition of the underlying parcel of land. The Company currently does not anticipate making any substantial expenditures of incurring any substantial commitments with respect to the development of the property prior to the receipt of the results from its Phase III trial for Betafectin.

        In its Phase III clinical trial of Betafectin for the prevention of post-surgical infection, the Company plans for approximately three-quarters of treated patients to receive Betafectin produced at its commercial manufacturing facility in Smithfield, Rhode Island. Following FDA approval last December to use Betafectin produced in the commercial facility, the Company added 24 new centers to the study, bringing the total number of participating hospitals to
40. For the month of April, study enrollment was 92 patients. Monthly enrollment is expected to increase as the new clinical sites add patients to the study. As of May 8, 1996, 485 patients of 1,200 had been enrolled in the trial. The Company expects to complete patient enrollment in the fall of 1996.

        The Company's first clinical trial under an IND for hematopoietic indications was completed during the first quarter of 1996. This Phase I study was designed to evaluate the effect of increasing doses of Betafectin with or without growth factor support on parameters such as the number of PBPC's (Peripheral Blood Precursor Cells), total white blood cell count and absolute neutrophil count. The objectives of the study include the assessment of safety and tolerance of the combination of Betafectin with multiple doses of growth factor therapy. The randomized, double-blind study enrolled 25 subjects. Results of the first part of the study utilizing Betafectin alone showed increases in PBPC count and were consistent with the preclinical results. The second part of the study investigating the combination of Betafectin with growth factor therapy indicated that Betafectin is well tolerated when administered with growth factor therapy, and showed evidence of up to a 2-to-4- fold augmentation of PBPC mobilization. The Company is currently evaluating its clinical development plans for hematopoietic indications in light of these results and currently available therapies.


CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

     This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such difference include but are not limited to the following: the timing and adequacy of patient accruals for the Company's Phase III trial for Betafectin; the results of the Company's Phase III trial and for its other clinical development programs; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug Administration; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

PART II. OTHER INFORMATION



Item 1.   Legal Proceedings. None


Item 2.   Changes in Securities. None


Item 3.   Defaults Upon Senior Securities. None


Item 4.   Submission of Matters to a Vote of Security Holders. None


Item 5.   Other Information. None


Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits. None

          B.   Reports on Form 8-K. None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ALPHA-BETA TECHNOLOGY, INC.


Date: May 13, 1996                 By: /s/ AUGUSTINE LAWLOR
      ------------                     -----------------------------------------
                                       Augustine Lawlor, Vice President, Finance
                                       and Chief Financial Officer