Form 10-Q
period 1996-06-30
ALPHA BETA TECHNOLOGY INC
filed 1996-08-12
CIK 841168

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   Form 10-Q

  (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

                                       OR

     [_]   Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the transition period from      to     .
                                                                 -----  ----

                        Commission File Number  0-20023


                          ALPHA-BETA TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


               Massachusetts                    04-2997834
       (State or other jurisdiction of          (I.R.S.  Employer
        incorporation or organization)           identification No.)




                              One Innovation Drive
                              Worcester, MA  01605
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


                        Yes   X              No
                            -----              -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                   Outstanding at August 9, 1996
            -----                   -----------------------------

     Common stock, $.01 par value             16,715,778

===============================================================================

                          ALPHA-BETA TECHNOLOGY, INC.

                                     INDEX
                                     -----


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION:
         ----------------------
Item 1.  Financial Statements


     Condensed Consolidated Balance Sheets at December 31, 1995,
     and June 30, 1996..................................................... 3

     Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1995 and 1996, and from the period of inception through June 30, 1996............................. 4

     Condensed Consolidated Statements of Cash Flows for the six
     month periods ended June 30, 1995 and 1996, and from the
     period of inception through June 30, 1996............................. 5

     Notes to Condensed Consolidated Financial Statements.................. 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 8



PART II.   OTHER INFORMATION:
           ------------------

  Item 1.  Legal Proceedings.............................................. 11


  Item 2.  Changes in Securities.......................................... 11


  Item 3.  Defaults Upon Senior Securities................................ 11


  Item 4.  Submission of Matters to a Vote of Security Holders............ 11


  Item 5.  Other Information.............................................. 11


  Item 6.  Exhibits and Reports on Form 8-K............................... 11



SIGNATURES................................................................ 12
- - ----------

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                         (A Development Stage Company)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,     June 30,
                                                                                         1995           1996
                                                                                    -------------  -------------
                                                                                                    (Unaudited)
                                                     ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 10,120,843   $ 19,707,450
  Marketable securities                                                               18,343,066     34,429,696
  Other current assets                                                                   542,361      1,005,204
                                                                                    -------------  -------------
      Total current assets                                                            29,006,270     55,142,350
                                                                                    -------------  -------------

Property and equipment, net of accumulated depreciation and amortization              30,863,374     29,516,774
                                                                                    -------------  -------------

Other assets:
  Restricted cash                                                                        381,347        381,347
  Bond issuance costs, net                                                             1,128,998      1,098,690
  Other                                                                                  184,153        177,572
                                                                                    -------------  -------------
      Total other assets                                                            $  1,694,498   $  1,657,609
                                                                                    -------------  -------------

                                                                                    $ 61,564,142   $ 86,316,733
                                                                                    =============  =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and capital lease obligations               $  1,250,545   $  1,120,335
  Accounts payable                                                                       960,876      1,295,455
  Accrued expenses                                                                       507,719        474,394
                                                                                    -------------  -------------
      Total current liabilities                                                        2,719,140      2,890,184
                                                                                    -------------  -------------

Term notes payable and capital lease obligations, net of current portion              26,726,336     26,254,294
                                                                                    -------------  -------------
Stockholders' equity:
  Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued - none        -              -
  Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 13,650,274 shares and 16,715,464 shares at December 31,
   1995 and June 30, 1996, respectively                                                  136,502        167,154
  Additional paid-in capital                                                         108,090,944    147,487,437
  Deficit accumulated during the development stage                                   (75,840,456)   (90,373,608)
  Deferred compensation                                                                 (268,324)      (108,728)
                                                                                    -------------  -------------
      Total stockholders' equity                                                      32,118,666     57,172,255
                                                                                    -------------  -------------

                                                                                    $ 61,564,142   $ 86,316,733
                                                                                    =============  =============

                            See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                            March 2, 1988
                                                                                                             (inception)
                                             Three months ended                 Six months ended               through
                                                  June 30,                           June 30,                  June 30,
                                      --------------------------------   ------------------------------
                                           1995              1996             1995            1996               1996
                                      --------------    --------------   --------------  --------------   ------------------
Revenues:

  Interest                              $    474,843      $    770,361     $    994,516    $  1,217,757      $     6,704,042
  Other                                        3,154             2,927           30,354           4,511              317,472
                                      --------------    --------------   --------------  --------------   ------------------
     Total revenues                          477,997           773,288        1,024,870       1,222,268            7,021,514
                                      --------------    --------------   --------------  --------------   ------------------
Expenses:

  Research and development                 4,829,031         6,006,951        9,849,978      11,751,266           69,844,939
  General and administrative               1,126,729         1,176,703        2,322,735       2,296,535           20,277,589
  Interest                                   852,016           806,594        1,714,897       1,648,589            7,274,741
                                      --------------    --------------   --------------  --------------   ------------------

     Total expenses                        6,807,776         7,990,248       13,887,610      15,696,390           97,397,269
                                      --------------    --------------   --------------  --------------   ------------------
     Net loss                           $ (6,329,779)     $ (7,216,960)    $(12,862,740)   $(14,474,122)     $   (90,375,755)
                                      ==============    ==============   ==============  ==============   ==================


Net loss per common share                     $(0.54)           $(0.43)         $(1.10)         $(0.93)
                                      ==============    ==============  ==============  ==============
Weighted average number of common
 shares outstanding                       11,686,633        16,701,940      11,681,794      15,536,612
                                      ==============    ==============  ==============  ==============


                           See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                   March 2, 1988
                                                                                           Six months ended         (inception)
                                                                                                June 30,               through
                                                                                     ----------------------------     June 30,
                                                                                         1995            1996           1996
                                                                                     ------------    ------------   ------------
Cash flows from operating activities:
  Net loss                                                                           $(12,862,740)   $(14,474,122)  $(90,375,755)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                       2,204,303       1,717,244     10,269,291
    Amortization of investment premium                                                     77,910          46,674      1,736,229
    Amortization of deferred financing and bond issuance costs                            115,378         115,378        461,613
    Noncash compensation related to stock options,
     warrants and common stock                                                            160,762         133,405      2,046,646
  Changes in operating assets and liabilities:
    Other current assets                                                                  232,465        (462,843)    (1,005,204)
    Accounts payable                                                                     (568,443)        334,579      1,295,455
    Accrued expenses                                                                      (91,131)        (33,325)       474,394
                                                                                     ------------    ------------   ------------

       Net cash used for operating activities                                         (10,731,496)    (12,623,010)   (75,097,331)
                                                                                     ------------    ------------   ------------

Cash flows from investing activities:
  Decrease (increase) in marketable securities                                          4,297,146     (16,192,314)   (36,163,765)
  Increase in property and equipment                                                     (445,549)       (370,644)   (39,265,676)
  Increase in restricted cash                                                             -               -          (32,807,084)
  Payments from restricted cash                                                           -               -           32,425,737
  Decrease (increase) in other assets                                                     (75,683)          6,581       (254,640)
  Increase in bond issuance costs                                                         -               -           (1,303,237)
                                                                                     ------------    ------------   ------------

       Net cash used for (provided by) investing activities                             3,775,914     (16,556,377)   (77,368,665)
                                                                                     ------------    ------------   ------------

Cash flows from financing activities:
  Proceeds from convertible subordinated notes payable to stockholders                    -               -            2,300,000
  Proceeds from equipment line of credit                                                  297,030         -            3,261,600
  Payments on capital lease obligations                                                   (17,192)         (6,363)      (175,399)
  Proceeds from notes payable                                                             -               -           27,835,947
  Payments on notes payable                                                              (611,578)       (680,959)    (3,323,548)
  Proceeds from sale of convertible redeemable preferred stock, net
    of issuance costs                                                                     -               -           24,560,465
  Proceeds from sale of common stock, net of issuance costs                                18,105      39,453,316    117,714,381
                                                                                     ------------    ------------   ------------

       Net cash provided by (used for) financing activities                              (313,635)     38,765,994    172,173,446
                                                                                     ------------    ------------   ------------

Net increase (decrease) in cash and cash equivalents                                   (7,269,217)      9,586,607     19,707,450

Cash and cash equivalents, beginning of period                                         18,667,550      10,120,843        -
                                                                                     ------------    ------------   ------------

Cash and cash equivalents, end of period                                             $ 11,398,333    $ 19,707,450   $ 19,707,450
                                                                                     ============    ============   ============

Interest paid (net of capitalized interest)                                          $  1,714,897    $  1,648,589   $  7,280,682
                                                                                     ============    ============   ============


                            See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                         (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)

                                                                                                                      March 2, 1988
                                                                                              Six months ended         (inception)
                                                                                                   June 30,               through
                                                                                        ----------------------------     June 30,
                                                                                            1995            1996           1996
                                                                                        ------------    ------------   ------------
Supplemental Disclosure of Noncash Investing and Financing Activities:

    Equipment under capital lease...................................................... $     -         $    -         $   (178,886)
    Furniture and equipment under capital lease........................................       -              -              178,886

    Conversion of line of credit to term note payable..................................       -              -           (2,144,525)
    Issuance of term note payable......................................................       -              -            2,144,525

    Grant of common stock..............................................................       43,540          28,162        169,662
    Compensation related to common stock grant.........................................      (43,540)        (28,162)      (169,662)


    Cancellation of stock options......................................................         (257)        (54,333)      (166,170)
    Grant of stock options and restricted stock........................................       -              -            1,996,153
    Deferred compensation on stock options and restricted stock........................          257          54,333     (1,829,983)


    Grant of warrants..................................................................       -              -              132,000
    Deferred compensation on warrants..................................................       -              -             (132,000)


    Conversion of subordinated notes payable to redeemable preferred stock.............       -              -           (2,300,000)
    Issuance of redeemable preferred stock.............................................       -              -            2,300,000

    Conversion of redeemable preferred stock to common stock...........................       -              -          (20,674,454)
    Common stock.......................................................................       -              -           20,674,454

    Other assets.......................................................................       -              -              (50,000)
    Issuance costs associated with proceeds on sale of redeemable
       preferred stock.................................................................       -              -               50,000


    Note payable.......................................................................       -              -            2,679,165
    Grant of warrants..................................................................       -              -              974,627
    Note payable discount..............................................................       -              -           (3,653,792)


    Unrealized losses (gains) on marketable securities.................................      103,211          59,010         (2,167)
    Accumulated deficit................................................................     (103,211)        (59,010)         2,167

    Capitalized interest in property and equipment.....................................       -              -             (312,476)
    Amortization of bond issuance costs................................................       -              -               83,315
    Amortization of note payable discount..............................................       -              -              229,161
                                                                                        ------------    ------------   ------------

                                                                                        $     -         $    -         $    -
                                                                                        ============    ============   ============



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


2. Net Loss Per Common Share

   For the three and six month periods ended June 30, 1995 and 1996, net loss per common share was computed using the weighted average number of common shares outstanding during the period.


3. Marketable Securities

   The amortized cost and estimated fair market values of the Company's securities at June 30, 1996 are presented below. The Company did not realize any gains or losses from securities sold in the six months ended June 30, 1996 and 1995.


                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized    Market
 Securities Held to Maturity       Cost        Gains       Losses       Value
- - -----------------------------   -----------  ----------- -----------  ---------
U.S. Government Agency
 obligations
(average maturity of 3.3        $ 3,586,023        $165   $    -      $3,586,188
 months)

Corporate debt securities
 (average maturity of 3.1
  months)                        12,144,324           0       3,079   12,141,245
                                -----------      ------     -------   ----------

                                $15,730,347      $  165      $3,079  $15,727,433
                                 ==========   =========== =========== ==========

                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized    Market
 Securities Available For Sale     Cost        Gains       Losses       Value
- - -------------------------------  ----------  ----------- ---------- -----------

U.S.  Government Agency
 obligations
 (average maturity of 8.2       $ 4,438,958      $3,463    $   -     $ 4,442,421
  months)

Corporate debt securities
 (average maturity of 6.4
  months)                        14,258,224           0       1,296   14,256,928
                              --------------  ----------- ---------- -----------

                                $18,697,182      $3,463      $1,296  $18,699,349
                              ==============  =========== ========== ===========

                          ALPHA-BETA TECHNOLOGY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of June 30, 1996, the Company's accumulated deficit was $90,373,608.


Results of Operations

Revenues
- - --------

   Revenues to date have consisted primarily of interest earned from the investment of cash balances, and to a lesser extent, product sales to the research community. For the three month periods ended June 30, 1996 and 1995, revenues were $773,288 and $477,997 respectively. This increase of $295,291 was primarily due to additional interest earned as a result of higher average cash balances in the second quarter of 1996 compared with the second quarter of 1995. Revenues in the six month periods ended June 30, 1996 and 1995 were $1,222,268 and $1,024,870, respectively. The increase of $197,398 in the 1995 period resulted primarily from additional interest earned as a result of higher average cash balances in the six months ended June 30, 1996, as compared to the same period in 1995. The higher average cash balances for the three and six month periods ended June 30, 1996 are due to net proceeds of $39,295,000 raised from the sale of 3,000,000 shares of common stock in March 1996.


Operating Expenses
- - ------------------

   For the three month periods ended June 30, 1996 and 1995, research and development expenses were $6,006,951 and $4,829,031, respectively. For the six month periods ended June 30, these expenses increased 19% to $11,751,266 in 1996 from $9,849,978 in 1995. These increases were primarily due to costs related to conducting the Phase III clinical trial for Betafectin. The Company expects research and development expenses to continue to increase over 1995 levels for the remainder of 1996 and may increase in future years, reflecting anticipated activities related to performing clinical trials of Betafectin in surgery and other indications and the development of additional products.

   For the three month periods ended June 30, 1996 and 1995, general and administrative expenses were $1,176,703 and $1,126,729, respectively. This increase of $49,974 was primarily due to an increase in consulting fees. For the six month periods ended June 30, these expenses decreased by approximately 1% to $2,296,535 in 1996 from $2,322,735 in 1995. The decrease of $26,200 was primarily due to a decrease in rent expense. General and administrative expenses are not expected to significantly increase over 1995 levels in 1996; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

   For the three month periods ended June 30, 1996 and 1995, interest expense was $806,594 and $852,016, respectively. For the six month periods ended June 30, interest expense decreased to $1,648,589 in 1996 from $1,714,897 in 1995. This decrease of $66,308 was primarily due to lower loan balances in the first half of 1996 compared with the first half of 1995.

Net Loss
- - --------

   The net loss for the six months ended June 30, 1996 was $14,474,122 ($.93 per share) compared to $12,862,740 ($1.10 per share) for the same period in 1995.
In March 1996, the Company issued and sold 3,000,000 shares of common stock at $14 per share.


Liquidity and Capital Resources

   The Company had $54,137,146 in cash equivalents and marketable securities at June 30, 1996, compared to $28,463,909 at December 31, 1995. This increase was principally due to the net proceeds of approximately $39,295,000 raised from the Company's issuance and sale of 3,000,000 shares of common stock in March 1996 . During the six month period ended June 30, 1996, the Company used approximately $12,623,000 of cash for operating activities and approximately $681,000 to repay the Company's debt obligations.

   The Company expects to incur substantial additional operating expenses in 1996 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of June 30, 1996, the Company had working capital of approximately $52,252,000. Based on its current plans, the Company anticipates that its existing capital resources will enable it to maintain its current and planned operations and capital expenditures into 1998. The Company's capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds prior to the completion of its Phase III clinical trial for Betafectin through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements.

   In its Phase III clinical trial of Betafectin for the prevention of post-surgical infection, the Company plans for approximately three-quarters of treated patients to receive Betafectin produced at its commercial manufacturing facility in Smithfield, Rhode Island. Following FDA approval in December 1995 to use Betafectin produced in the commercial facility, the Company added 24 new centers to the study, bringing the total number of participating hospitals to
40. The Company continues to enroll patients according to plan in its Phase III trial of Betafectin for the prevention of post-surgical infection in patients undergoing gastrointestinal surgery. Patient enrollment is expected to be complete in the fall. As of August 6, 1996, 763 patients of 1,200 have been enrolled in the trial.


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



Item 1.    Legal Proceedings.   None


Item 2.    Changes in Securities.   None


Item 3.    Defaults Upon Senior Securities.   None


Item 4.    Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of Stockholders of Alpha-Beta Technology, Inc. was held on May 30, 1996, for the purpose of: (1) the election of Spiros Jamas, Sc.D. and Peter H. Levine, M.D. as the two Class I Directors of the Company to serve until the 1999 Annual Meeting of Stockholders and until their successors are duly elected and qualified; and (2) the approval of an increase in the number of shares reserved for issuance under the Company's 1988 Stock Option and Grant Plan from 1,800,000 to 2,300,000. The following table describes the results of the shareholder votes.

                                       Votes            Votes
                                       in Favor         Withheld
                                       --------         --------
Election of Spiros Jamas, Sc.D. as
a Class I Director                      13,810,008      480,964

Election of Peter H. Levine,
M.D. as a Class I Director              13,810,361      480,611


                                       Votes        Votes
                                       in Favor    Opposed    Abstain
                                       ----------  -------   --------
Approval of amendments to the
Company's 1988 Stock
Option and Grant Plan                  10,546,673  3,458,595  42,408


Item 5.     Other Information.   None

Item 6.     Exhibits and Reports on Form 8-K

            A.  Exhibits. None

            B.  Reports on Form 8-K. None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ALPHA-BETA TECHNOLOGY, INC.


Date: August 12, 1996           By: /s/ AUGUSTINE LAWLOR
      -----------------------       ---------------------------------------
                                    Augustine Lawlor, Vice President, Finance
                                    and Chief Financial Officer