Form 10-Q
period 1996-09-30
ALPHA BETA TECHNOLOGY INC
filed 1996-11-13
CIK 841168

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended September 30, 1996.

                                       OR

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from        to       .
                                                           ------    ------


                         Commission File Number 0-20023


                           ALPHA-BETA TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Massachusetts                                   04-2997834
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

                              Yes X   No
                                 ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT NOVEMBER 7, 1996
          -----                                 -------------------------------
  Common stock, $.01 par value                             16,721,810

================================================================================


                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX
                                      -----

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION:
         ---------------------
    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets at December 31, 1995, and
        September 30, 1996.....................................................................3

        Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1995 and 1996, and from the period of inception through
        September 30, 1996 ....................................................................4

        Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1996, and from the period of inception through
        September 30, 1996.....................................................................5

        Notes to Condensed Consolidated Financial Statements...................................7

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................8

PART II. OTHER INFORMATION:
         -----------------

    Item 1. Legal Proceedings..................................................................11

    Item 2. Changes in Securities..............................................................11

    Item 3. Defaults Upon Senior Securities....................................................11

    Item 4. Submission of Matters to a Vote of Security Holders................................11

    Item 5. Other Information..................................................................11

    Item 6. Exhibits and Reports on Form 8-K...................................................11

SIGNATURES.....................................................................................12

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,    September 30,
                                                                                           1995           1996
                                                                                      ------------    ------------
                                                                                                       (Unaudited)
                                                         ASSETS
Current assets:
    Cash and cash equivalents                                                         $ 10,120,843    $ 17,746,647
    Marketable securities                                                               18,343,066      29,630,423
    Other current assets                                                                   542,361       1,037,375
                                                                                      ------------    ------------
        Total current assets                                                            29,006,270      48,414,445
                                                                                      ------------    ------------
Property and equipment, net of accumulated depreciation and amortization                30,863,374      28,982,104
                                                                                      ------------    ------------

Other assets:
    Restricted cash                                                                        381,347             -
    Bond issuance costs, net                                                             1,128,998       1,083,537
    Other                                                                                  184,153         142,501
                                                                                      ------------    ------------
        Total other assets                                                               1,694,498       1,226,038
                                                                                      ------------    ------------
                                                                                      $ 61,564,142    $ 78,622,587
                                                                                      ============    ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of term notes payable and
        capital lease obligations                                                     $  1,250,545    $  1,106,431
    Accounts payable                                                                       960,876       1,819,320
    Accrued expenses                                                                       507,719         469,149
                                                                                      ------------    ------------
        Total current liabilities                                                        2,719,140       3,394,900
                                                                                      ------------    ------------
Term notes payable and capital lease obligations, net of current portion                26,726,336      26,018,273
                                                                                      ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued - none            -               -
    Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 13,650,274 shares and 16,720,223 shares at December 31,
      1995 and September 30, 1996, respectively                                            136,502         167,202
    Additional paid-in capital                                                         108,090,944     147,519,993
    Deficit accumulated during the development stage                                   (75,840,456)    (98,379,307)
    Deferred compensation                                                                 (268,324)        (98,474)
                                                                                      ------------    ------------
       Total stockholders' equity                                                       32,118,666      49,209,414
                                                                                      ------------    ------------
                                                                                      $ 61,564,142    $ 78,622,587
                                                                                      ============    ============


                             See accompanying notes


                                        3

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                           March 2, 1988
                                          Three months ended                Nine months ended               (inception)
                                             September 30,                    September 30,                   through
                                       --------------------------       ----------------------------       September 30,
                                           1995          1996               1995            1996               1996
                                       -----------    -----------       ------------    ------------       ------------

Revenues:
   Interest                            $   422,617    $   711,306       $  1,417,133    $  1,929,063       $  7,415,348
   Other                                     1,768         62,176             32,122          66,687            379,648
                                       -----------    -----------       ------------    ------------       ------------
     Total revenues                        424,385        773,482          1,449,255       1,995,750          7,794,996
                                       -----------    -----------       ------------    ------------       ------------

Expenses:
   Research and development              4,892,985      6,975,754         14,742,963      18,727,020         76,820,693
   General and administrative            1,027,513        986,737          3,350,248       3,283,272         21,264,326
   Interest                                861,492        826,774          2,576,389       2,475,363          8,101,515
                                       -----------    -----------       ------------    ------------       ------------

     Total expenses                      6,781,990      8,789,265         20,669,600      24,485,655        106,186,534
                                       -----------    -----------       ------------    ------------       ------------

     Net loss                          $(6,357,605)   $(8,015,783)      $(19,220,345)   $(22,489,905)      $(98,391,538)
                                       ===========    ===========       ============    ============       ============


Net loss per common share              $     (0.52)   $     (0.48)      $      (1.61)   $      (1.41)
                                       ===========    ============      =============   ============

Weighted average number of common
  shares outstanding                    12,333,665     16,716,692         11,901,310      15,910,469
                                        ==========    ===========       ============    ============


                            See accompanying notes.

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                    March 2, 1988
                                                                                         Nine months ended           (inception)
                                                                                           September 30,               through
                                                                                   ----------------------------     September 30,
                                                                                       1995             1996            1996
                                                                                   ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVIES:
   Net loss                                                                        $(19,220,345)   $(22,489,905)    $(98,391,538)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                    3,258,743       2,521,050       11,073,097
     Amortization of investment premium                                                 188,055          56,126        1,745,681
     Amortization of deferred financing and bond issuance costs                         173,067         173,066          519,301
     Noncash compensation related to stock options,
       warrants and common stock                                                        200,149         159,837        2,073,078
   Changes in operating assets and liabilities:
     Other current assets                                                               240,250        (495,014)      (1,037,375)
     Accounts payable                                                                  (395,152)        858,444        1,819,320
     Accrued expenses                                                                  (180,594)        (38,570)         469,149
                                                                                   ------------    ------------     ------------

           Net cash used for operating activities                                   (15,735,827)    (19,254,966)     (81,729,287)
                                                                                   ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in marketable securities                                       1,442,936     (11,392,429)     (31,363,880)
   Increase in property and equipment                                                  (524,844)       (639,780)     (39,534,812)
   Decrease (increase) in restricted cash                                                   -           381,347      (32,425,737)
   Payments from restricted cash                                                            -               -         32,425,737
   Decrease (increase) in other assets                                                  (78,613)         41,652         (219,569)
   Increase in bond issuance costs                                                          -               -         (1,303,237)
                                                                                   ------------    ------------     ------------

           Net cash used for (provided by) investing activities                         839,479     (11,609,210)     (72,421,498)
                                                                                   ------------    ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible subordinated notes payable to stockholders                     -               -          2,300,000
   Proceeds from equipment line of credit                                               297,030             -          3,261,600
   Payments on capital lease obligations                                                (26,061)         (9,627)        (178,663)
   Proceeds from notes payable                                                              -               -         27,835,947
   Payments on notes payable                                                           (939,564)       (970,155)      (3,612,744)
   Proceeds from sale of convertible redeemable preferred stock, net
     of issuance costs                                                                6,136,012             -         24,560,465
   Proceeds from sale of common stock, net of issuance costs                          3,593,927      39,469,762      117,730,827
                                                                                   ------------    ------------     ------------

           Net cash provided by financing activities                                  9,061,344      38,489,980      171,897,432
                                                                                   ------------    ------------     ------------
Net increase (decrease) in cash and cash equivalents                                 (5,835,004)      7,625,804       17,746,647

Cash and cash equivalents, beginning of period                                       18,667,550      10,120,843              -
                                                                                   ------------    ------------     ------------

Cash and cash equivalents, end of period                                           $ 12,832,546    $ 17,746,647     $ 17,746,647
                                                                                   ============    ============     ============

Interest paid (net of capitalized interest)                                        $  2,403,322    $  2,475,363     $  8,107,456
                                                                                   ============    ============     ============

                             See accompanying notes

                    ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                                                                                                            March 2, 1988
                                                                                 Nine months ended           (inception)
                                                                                    September 30,             through
                                                                             ---------------------------    September 30,
                                                                                1995            1996             1995
                                                                             -----------       --------     ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Equipment under capital lease ........................................       $       -         $    -       $   (178,886)
Furniture and equipment under capital lease ..........................               -              -            178,886

Conversion of line of credit to term note payable ....................        (1,845,295)           -         (2,144,525)
Issuance of term note payable ........................................         1,845,295            -          2,144,525

Grant of common stock ................................................            45,540         44,320          185,820
Compensation related to common stock grant ...........................           (45,540)       (44,320)        (185,820)

Cancellation of stock options ........................................              (257)       (54,333)        (166,170)
Grant of stock options and restricted stock ..........................               -              -          1,996,153
Deferred compensation on stock options and restricted stock ..........               257         54,333       (1,829,983)

Grant of warrants ....................................................               -              -            132,000
Deferred compensation on warrants ....................................               -              -           (132,000)

Conversion of subordinated notes payable to redeemable preferred stock               -              -         (2,300,000)
Issuance of redeemable preferred stock ...............................               -              -          2,300,000

Conversion of redeemable preferred stock to common stock .............               -              -        (20,674,454)
Common stock .........................................................               -              -         20,674,454

Other assets .........................................................               -              -            (50,000)
Issuance costs associated with proceeds on sale of redeemable
   preferred stock ...................................................               -              -             50,000

Note payable .........................................................               -              -          2,679,165
Grant of warrants ....................................................               -              -            974,627
Note payable discount ................................................               -              -         (3,653,792)

Unrealized losses (gains) on marketable securities ...................            (6,790)        48,946          (12,231)
Accumulated deficit ..................................................             6,790        (48,946)          12,231

Capitalized interest in property and equipment .......................               -              -           (312,476)
Amortization of bond issuance costs ..................................               -              -             83,315
Amortization of note payable discount ................................               -              -            229,161
                                                                             -----------       --------     ------------
                                                                             $       -         $    -       $        -
                                                                             ===========       ========     ============


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

2. NET LOSS PER COMMON SHARE

     For the three and nine month periods ended September 30, 1995 and 1996, net loss per common share was computed using the weighted average number of common shares outstanding during the period.

3. MARKETABLE SECURITIES


     The amortized cost and estimated fair market values of the Company's securities at September 30, 1996 are presented below. The Company did not realize any gains or losses from securities sold in the nine months ended
September 30, 1996 and 1995.


                                          GROSS         GROSS
                                        AMORTIZED    UNREALIZED  UNREALIZED     MARKET
SECURITIES HELD TO MATURITY               COST          GAINS      LOSSES        VALUE
-----------------------------------    -----------   ----------  ----------   -----------

U.S. Government Agency obligations
   (average maturity of 1.1 months)    $ 2,966,423       $ -        $ 65      $ 2,966,358

Corporate debt securities (average
   maturity of 1 month)                  7,688,196         -         111        7,688,085
                                       -----------       ---        ----      -----------
                                       $10,654,619       $ -        $176      $10,654,443
                                       ===========       ===        ====      ===========

                                          GROSS         GROSS
                                        AMORTIZED    UNREALIZED  UNREALIZED     MARKET
SECURITIES AVAILABLE FOR SALE             COST          GAINS      LOSSES        VALUE
-----------------------------------    -----------   ----------  ----------   -----------

U.S. Government Agency obligation
   (average maturity of 7.5 months)    $ 3,460,467     $ 3,941       $ -       $ 3,464,408

Corporate debt securities (average
   maturity of 4.6 months)              15,503,106       8,291         -        15,511,396
                                       -----------     -------       ---       -----------
                                       $18,963,573     $12,231       $ -       $18,975,804
                                       ===========     =======       ===       ===========


                           ALPHA-BETA TECHNOLOGY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of September 30, 1996, the Company's accumulated deficit was $98,379,307.

RESULTS OF OPERATIONS

Revenues
--------

     Revenues to date have consisted of interest earned from the investment of cash balances and limited product sales to the research community. For the three month periods ended September 30, 1996 and 1995, revenues were $773,482 and $424,385 respectively. This increase of $349,097 was due to additional interest earned as a result of higher average cash balances in the third quarter of 1996 compared with the third quarter of 1995, and to a lesser extent, research grants received in the three month period ended September 30, 1996. Revenues in the nine month periods ended September 30, 1996 and 1995 were $1,995,750 and $1,449,255, respectively. The increase of $546,495 in the 1996 period resulted from additional interest earned as a result of higher average cash balances in the nine months ended September 30, 1996, as compared to the same period in 1995. The higher average cash balances for the three and nine month periods ended September 30, 1996, are due to net proceeds of $39,295,000 raised from the sale of 3,000,000 shares of common stock in March 1996.

Operating Expenses
------------------

     For the three month periods ended September 30, 1996 and 1995, research and development expenses were $6,975,754 and $4,892,985, respectively. For the nine month periods ended September 30, these expenses increased 27% to $18,727,020 in 1996 from $14,742,963 in 1995. These increases were primarily due to costs related to conducting the Phase III clinical trial for Betafectin(R) PGG-glucan. The Company expects research and development expenses to continue to increase over 1995 levels for the remainder of 1996 and may increase in future years, reflecting anticipated activities related to performing clinical trials of Betafectin in surgery and other indications and the development of additional products.

     For the three month periods ended September 30, 1996 and 1995, general and administrative expenses were $986,737 and $1,027,513, respectively. This decrease of $40,776 was primarily due to a decrease in amortization expense related to certain leasehold improvements. For the nine month periods ended September 30, these expenses decreased by approximately 2% to $3,283,272 in 1996 from $3,350,248 in 1995. The decrease of $66,976 was due to a decrease in rent expense and amortization expense related to certain leasehold improvements. General and administrative expenses are not expected to significantly increase over 1995 levels in 1996; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

     For the three month periods ended September 30, 1996 and 1995, interest expense was $826,774 and $861,492, respectively. For the nine month periods ended September 30, interest expense decreased to $2,475,363 in 1996 from $2,576,389 in 1995. This decrease of $101,026 was primarily due to lower loan balances in the first nine months of 1996 compared with the same period in 1995.

Net Loss
--------

     The net loss for the nine months ended September 30, 1996 was $22,489,905 ($1.41 per share) compared to $19,220,345 ($1.61 per share) for the same period in 1995. In March 1996, the Company issued and sold 3,000,000 shares of common stock at $14 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $47,377,070 in cash equivalents and marketable securities at September 30, 1996, compared to $28,463,909 at December 31, 1995. This increase was due to the net proceeds of approximately $39,295,000 raised from the Company's issuance and sale of 3,000,000 shares of common stock in March 1996. During the nine month period ended September 30, 1996, the Company used approximately $19,255,000 of cash for operating activities and $970,000 to repay the Company's debt obligations.

     The change in the balance of Other Current Assets from December 31, 1995, to September 30, 1996, is primarily due to the timing of certain interest receivables. The increase in Accounts Payable from December 31, 1995, to September 30, 1996, is due to the timing of scheduled payments for the Company's Phase III clinical trial of Betafectin.


     The Company expects to incur substantial additional operating expenses in 1996 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of September 30, 1996, the Company had working capital of approximately $45,020,000. Based on its current plans, the Company anticipates that its existing capital resources will enable it to maintain its current and planned operations and capital expenditures into 1998. The Company's capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds prior to the completion of its Phase III clinical trial for Betafectin through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements.

     In October 1996, the Data Safety Monitoring Board conducted a planned safety review of adverse experiences in the first 400 patients enrolled in the Phase III trial of Betafectin. The review was included in the original design of the trial, which was approved by the FDA. Four independent experts including a biostatistician, a surgeon, an anesthesiologist, and an infectious disease expert conducted the review. No representatives of the Company participated as members of the panel. After its review, the panel unanimously recommended that the trial continue without limitation. The Company continues to enroll patients in its Phase III clinical trial of Betafectin for the prevention of post-surgical infection. As of November 11, 1996, 1,044 patients of approximately 1,200 have been enrolled in the trial.

     In October 1996, the Company announced a Phase II clinical trial for Betafectin for the prevention of serious infections in patients undergoing bowel resections for Inflammatory Bowel Disease (IBD). The Phase II clinical trial is a double-blind, placebo-controlled study and will include approximately 240 patients. The study is designed to assess the safety and effectiveness of Betafectin compared with placebo in preventing serious infections in patients with IBD (to include ulcerative colitis and Crohn's Disease) who are undergoing small bowel or colon resections. The primary endpoint of the study is the efficacy of Betafectin in reducing the proportion of patients who develop serious infections following surgery. Secondary endpoints include hospital length of stay, ICU length of stay and days of non-prophylactic antibiotic use. A standard antibiotic prophylaxis is being used by all sites, on all patients.

CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

     This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such difference include but are not limited to the following: the timing and adequacy of patient accruals for the Company's Phase III trial for Betafectin; the results of the Company's Phase III trial and for its other clinical development programs; the impact on the Company's cash burn rate resulting from any additional research and development programs; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug Administration; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

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



                                          ALPHA-BETA TECHNOLOGY, INC.

Date: November 13, 1996               By: /s/ AUGUSTINE LAWLOR
-----------------------               ------------------------
                                          Augustine Lawlor, Vice President,
                                          Finance and Chief Financial Officer