Form 10-K405
period 1996-12-31
ALPHA BETA TECHNOLOGY INC
filed 1997-03-28
CIK 841168

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the Transition Period From                to

                         Commission File Number 0-20023

                          ALPHA-BETA TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                MASSACHUSETTS                                   04-2997834
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

                              ONE INNOVATION DRIVE
                              WORCESTER, MA 01605
                                 (508) 798-6900
   (Address, including zip code, and telephone number, including area code of
                   Registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)
                        PREFERRED STOCK, PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $174,790,749 as of March 10, 1997.

On March 10, 1997, the Registrant had outstanding 16,727,423 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Alpha-Beta is developing novel classes of pharmaceutical products composed of complex carbohydrates. The Company's lead product, Betafectin(R) PGG-glucan, is a proprietary carbohydrate polymer. The Company has recently completed patient enrollment in its Phase III clinical study of Betafectin for the prevention of serious infections in gastrointestinal surgery patients at high risk for post-operative infection. The Company is also conducting a Phase II clinical study to evaluate the ability of Betafectin to prevent serious infections in patients undergoing bowel resections for Inflammatory Bowel Disease (IBD). In addition, Alpha-Beta has implemented an integrated drug discovery and research plan in which it is applying its carbohydrate expertise for new infectious disease applications. The Company believes that its expertise in carbohydrate engineering can be applied to develop a broad range of pharmaceutical products.

BACKGROUND

     CARBOHYDRATES. Carbohydrates are a promising class of biological molecules being explored for their therapeutic potential. Carbohydrate polymers, otherwise known as polysaccharides, are molecules in which the repeating units or building blocks are sugars. The number and composition of the repeating units and the linkages joining them define their chemical structure and control their physical, functional and biological properties. Small structural variations can fundamentally change the properties of carbohydrate polymers. Carbohydrates play critical roles in various biological functions, such as control of infection and inflammation.

     The Company is utilizing its proprietary carbohydrate engineering technology to develop modified carbohydrates for therapeutic applications. The Company's drug discovery programs focus on identifying candidate compounds, understanding their structure-function relationships, optimizing their biological activity, genetically engineering microorganisms to produce proprietary carbohydrate compounds with desired structures and functions and developing efficient production and purification techniques. The Company is utilizing its technology to develop products derived from SS-glucan, a carbohydrate polymer composed of glucose, for the prevention and treatment of infections.

     INFECTIONS AND IMMUNE RESPONSE. The human immune system is the body's primary defense mechanism against infection and functions through a complex and highly evolved interplay of cells and biochemical mediators. White blood cells known as neutrophils and monocytes play a central role in the host defense against infection caused by bacteria, fungi and viruses. These cells readily migrate to the site of infection, where they actively ingest and destroy microorganisms. Neutrophils and monocytes also produce a diverse array of biochemical mediators such as cytokines, IL-1, TNF and various growth factors that contribute further to the host defense responses. These mediators can, however, cause unwanted side effects such as high fever, inflammation, wasting disease and organ failure.

     When functioning normally, this defense mechanism is effective in detecting and mobilizing the appropriate responses to clear invading pathogens from the body. The immune system, however, can be compromised by numerous factors, including surgery, malnutrition and microbial challenge that overwhelm the normal immune response. In addition, suppression of the immune system caused by disease or chemotherapy may significantly increase the risk of infection.

     To date, therapeutic agents for the prevention and treatment of infection have consisted primarily of antibiotics. While antibiotics reduce the number of pathogens, successful anti-infective therapy also depends upon the ability of the immune system to eliminate residual pathogens. Additionally, antibiotics only work against specific subsets of infectious agents and become considerably less effective with continued use due to acquired resistance by bacteria. Consequently, the Company believes that there is an unmet need for new anti-infective therapies.

     Immunomodulatory agents that selectively enhance host defense responses to infectious agents would provide a significant benefit to the treatment of infection. Interferon gamma and the colony-stimulating factors, G-CSF and GM-CSF, are examples of immunomodulators that are currently used clinically to treat and prevent infectious diseases resulting from immunosuppression associated with cancer treatment. These agents broadly stimulate the immune system and elicit non-specific antimicrobial host responses. However, the clinical utility of these drugs as anti-infective agents has been limited by their relatively narrow therapeutic window. For example, many of these agents are active over a small dose range and induce toxic inflammatory effects by stimulating the production of cytokines. Therefore, there continues to be a significant need for therapeutics that will selectively amplify white blood cell microbicidal responses without triggering undesirable inflammatory reactions.

PRODUCTS

  BETAFECTIN

     Betafectin is a SS-glucan polymer which has been structurally modified to bind to a specific cellular receptor and activate a desired subset of immune responses. Betafectin acts by priming the microbicidal activities of neutrophils and monocytes, as well as increasing their number and infection-fighting activity. However, unlike other immunomodulatory compounds, including naturally-occurring SS-glucans, Betafectin does not stimulate the production of biochemical mediators, such as IL-1 and TNF, that can cause undesirable side effects such as inflammation and toxicity. In addition to the initial clinical indications for Betafectin described below, the Company continues to pursue preclinical studies to expand the potential utility of Betafectin to other indications.

     In February 1997, the Company completed patient enrollment in its pivotal Phase III clinical trial for Betafectin. This double-blind, placebo-controlled trial has been conducted at 40 clinical sites in the United States and enrolled 1,249 patients. The process of collecting, verifying and analyzing the clinical data is expected to take several months and results of the study are expected to be available at the end of the second quarter. The study is designed to assess the safety and efficacy of two dose levels of Betafectin in patients undergoing gastrointestinal surgery who are at high risk of post-operative infection. The primary endpoint of the study is the efficacy of Betafectin in reducing the percentage of patients who develop serious infections following surgery. Secondary endpoints include length of hospital stay, time in ICU and extent of antibiotic use. To minimize variability, standardized antibiotic prophylaxis regimens were used at all sites and on all patients. In addition to the necessary data for regulatory approval, the Company believes that the study has been designed to provide a strong pharmacoeconomic justification for the use of Betafectin.

     The prevention of infection is an important medical objective. Each year in United States hospitals, there are approximately 2.2 million reported cases of infections, which are estimated to add more than $4.5 billion to the cost of treating patients. It is estimated that two-thirds of these infections and their incremental cost are associated with surgery. Of the 28 million surgeries performed in the United States each year, more than 4 million are performed on the gastrointestinal tract. Major gastrointestinal surgeries where patients are at high risk of developing an infection, such as colo-rectal, liver, biliary and small bowel surgery, amount to over 830,000 cases annually. Infections in this group of patients significantly compromise patient outcomes, add to their length of stay in the hospital and increase health care costs in the United States by an estimated $1.4 billion annually. The Company's Phase III clinical trial was specifically designed to address this group of patients who are at high risk of post-surgical infection following major gastrointestinal surgery.

     In addition to the pivotal Phase III trial of Betafectin, the Company commenced a 240 patient Phase II study of Betafectin in patients undergoing surgery for bowel resections for inflammatory bowel disease (IBD) at the end of 1996. Patients with IBD who undergo bowel resections are at high risk of developing post-operative infection, despite the use of prophylactic antibiotics. The risk of infection is also increased because IBD patients are immunosuppressed from steroid and other drug therapies. This double-blind, placebo-controlled study in the United States is designed to assess the safety and effectiveness of Betafectin compared with placebo in preventing serious infections in patients with IBD (ulcerative colitis or Crohn's Disease) who are undergoing small bowel or colon resections. The primary endpoint of the study is the efficacy of Betafectin in reducing the proportion of patients who develop serious infections following surgery. Secondary endpoints include hospital length of stay, ICU length of stay and days of non-prophylactic antibiotic use. A standard antibiotic prophylaxis is being used by all sites, on all patients. An interim analysis of safety and effectiveness from this trial is planned during the fourth quarter of 1997, and enrollment into the trial is expected to be completed in the first half of 1998.

RESEARCH & DEVELOPMENT

  INTEGRATED DRUG DISCOVERY AND RESEARCH PLAN

     In 1996, the Company underwent an extensive review of its research and development (R&D) programs and infrastructure. Each program was evaluated on the basis of scientific merit, product potential, proprietary position and market potential. Additionally, Alpha-Beta's established technical strengths and manufacturing capabilities were considered. This effort resulted in an integrated drug discovery and research plan that focuses the Company's R&D on the discovery of new anti-infective drugs.

     As a result of this strategic planning review, Alpha-Beta terminated its Betafectin hematopoietic program. This decision reflects the Company's assessment of the increasingly competitive market for hematopoietic agents and the Company's decision to focus its resources on infectious disease drug discovery.

     Alpha-Beta's integrated drug discovery and research plan involves two distinct anti-infective approaches: immunomodulatory drug discovery and anti-microbial drug discovery. Immunomodulation is based on agents that enhance the clearance of microorganisms by immune system cells. Anti-microbials focus on direct inhibitors of fungal and bacterial cell wall biosynthesis.

  Immunomodulatory Drug Discovery

     Betafectin Receptor -- The Company has identified and characterized a novel class of receptors on leukocytes that trigger human immune cell defenses in response to Betafectin. These receptors have provided Alpha-Beta with proprietary targets for the development of second generation immunomodulators. The research showed that Betafectin binds to specific receptors on the surface of human white blood cells and triggers the production of a family of cell proteins (nuclear transcription factors) that control immune function. Betafectin-treated white blood cells produce increased levels of reactive oxygen, allowing them to kill bacteria more effectively. However, this pathway does not involve the production of inflammatory cytokines which are associated with potentially harmful side effects.

     Polysaccharide A (PSA) -- The Company is evaluating a new class of proprietary carbohydrate immunomodulators referred to as Polysaccharide A (PSA). This program utilizes the Company's existing technical expertise in the development of carbohydrate immunomodulators. PSA is a T-cell specific immunomodulator that has been shown to significantly protect animals from intra-abdominal abscess formation. In 1996, the Company confirmed that a specific subset of T-cells are responsible for PSA's biological activity and that human T-cells respond to PSA. In animal studies it was demonstrated that PSA could be administered up to 24 hours after the infectious challenge and still provide significant protection.

     Abscess formation is an infectious complication associated with leakage of colonic bacteria into the peritoneum. An abscess is a walled-off collection of bacteria, lymphocytes, macrophages, neutrophils and fibrin that is not effectively penetrated by antibiotics. Abscesses occur most prevalently following "dirty" surgical procedures and are difficult to treat, often requiring surgical intervention. PSA is produced from the bacterium Bacteroides fragilis, a normal inhabitant of the human colon and the most frequently isolated anaerobic species from human intra-abdominal abscesses. PSA is a four sugar (tetrasaccharide) repeating unit with a unique charge structure that is critical to its biological properties.

     C1q Receptor -- In addition to the research performed on the Betafectin receptor, the Company is researching new classes of proprietary anti-infection drugs that target leukocyte receptors for C1q. C1q is a human plasma component that interacts with infectious microbes and initiates their killing and clearance from the body. Receptors for C1q, which are present on macrophages, neutrophils and other cell types, play major roles in enhancing phagocytosis of C1q coated microbes by these cells. In January of 1997, Alpha-Beta entered into a two-year research collaboration with Dr. Andrea Tenner in the Department of Molecular Biology and Biochemistry at the University of California, Irvine. The goal of this project is to develop specific agents that regulate the clearance of pathogens via the C1q receptor. Dr. Tenner's C1q research has produced a series of recent scientific discoveries which formed the basis of a patent application filed last November. Under this collaboration, Alpha-Beta is developing C1q targeted agents.

  Anti-microbial Drug Discovery

     The anti-microbial drug discovery program was initiated to identify proprietary agents that inhibit fungal cell wall biosynthesis. The cell walls of pathogenic fungi such as Candida albicans are composed of complex carbohydrates that are cross-linked into a mesh that provides protection and structural support for the growing fungus. Inhibition of fungal cell wall biosynthesis has been demonstrated to be lethal to fungi and thus represents a validated scientific approach to the discovery of novel anti-fungal drugs. The Company has obtained unique technical expertise in fungal cell wall complex carbohydrates developed through its SS-glucan research and Betafectin development programs. Alpha-Beta intends to apply this expertise to develop novel anti-fungal agents that target cell wall synthesis.

     In February 1997, Alpha-Beta entered into a research agreement with MycoTox, Inc., (Denver, Colorado), a privately held biotechnology firm, for the discovery of novel anti-fungal drugs. Under the agreement, MycoTox will screen small-molecule carbohydrate compounds generated by Alpha-Beta against its proprietary library of antifungal targets. Alpha-Beta will retain all commercialization rights to drug candidates that are identified under the agreement.

     Fungal infections have emerged as a major medical problem in recent years, due to increasing numbers of patients with compromised immune systems as a consequence of HIV infection, chemotherapy and immune-suppressing drugs for conditions such as transplant rejection. Currently, few existing treatments are available and resistant strains to many of these treatments have emerged.

     All of the Company's products require governmental approvals for commercialization which have not yet been obtained.

     There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that the Company will not encounter problems in clinical trials that will cause the Company to delay or suspend product development. None of the Company's products are expected to be commercially available prior to 1998.

     The testing, marketing and sale of human therapeutic products entail an inherent risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company.

     For a discussion of research and development expenses over the last three years, see the Results of Operations section in the Management's Discussion and Analysis of Financial Condition and Results of Operation (Item 7).

PATENTS, TRADE SECRETS AND LICENSES

     Proprietary protection for the Company's products, technology and process is important to its business. The Company's policy is to protect its technology by, among other things, obtaining patent protection for technology relating to its business. The Company owns seven issued U.S. patents and has 15 U.S. patent applications on file. The Company also has exclusive rights to eight U.S. patents and two pending U.S. patent applications. Six of the patent applications have corresponding applications on file outside of the U.S., including Europe, Japan and certain other countries. All of these patents and pending applications relate to the Company's carbohydrate engineering technology, including genetic engineering techniques, proprietary microbial strains, production processes, novel carbohydrate compositions and their therapeutic uses. The Company intends to file additional patent applications relating to new developments or improvements in its technology.

     In addition, the Company has an exclusive, worldwide, royalty-bearing license from the Massachusetts Institute of Technology to seven issued U.S. patents. The Company also has a license from The Brigham and Women's Hospital for discoveries relating to a SS-glucan receptor technology developed at The Brigham and Women's Hospital. One issued U.S. patent relating to the identification and characterization of one of the SS-glucan receptors and SS-glucan molecules and their use for the treatment of immune system and inflammatory diseases has been exclusively licensed by the Company under this agreement.

     The Company has also entered into research and exclusive, worldwide, royalty-bearing licensing agreements with The Brigham and Women's Hospital for discoveries relating to capsular polysaccharide immunomodulator technology developed at The Brigham and Women's Hospital. Pursuant to such agreements, two pending U.S. applications and a corresponding foreign application relating to such technology have been exclusively licensed to the Company.

     The Company's success will depend, in part, on its ability to protect its products and technology under United States and international patent laws and other intellectual property laws. The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its products under development.

     The Company also relies on trade secrets and proprietary know-how to protect certain of its technologies and processes. To protect its proprietary know-how, the Company's policy is to require all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of proprietary information to any third party or use of proprietary information for commercial purposes. Employees of the Company also agree to disclose and assign to the Company all methods, improvements, modifications, developments, discoveries and inventions conceived of on Company time, using Company property or which relate to the Company's business. There can be no assurance, however, that the foregoing agreements will effectively prevent disclosure of the Company's confidential information or provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Moreover, certain of the Company's academic advisors and collaborators have not executed such agreements with the Company, as this would limit their ability to conduct research and would violate regulations set forth by their academic institutions.

GOVERNMENT REGULATION

     The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs and certain biological products are subject to rigorous FDA regulation under the Federal Food, Drug and Cosmetic Act (the "FDCA"), and the regulations promulgated thereunder, as well as other federal and state statutes and regulations that govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework can take a number of years and involve the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain regulatory approval, or any delay in obtaining such approvals, could adversely affect the marketing of products being developed by the Company, its ability to receive products or royalty revenues and its liquidity and capital resources.

     Depending on their characteristics, products may be classified as "biologics" regulated under the Public Health Service Act and the FDCA, or may be classified as non-biologic drugs regulated only under the latter act. The Company believes that any carbohydrate-based products it develops which are subject to regulation under the FDCA will be classified as biologics. The steps required before a biologic may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission and acceptance of an IND before commencing human clinical testing, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, and (iv) the submission and approval of a Product License Application ("PLA") or, in the case of a non-biologic, a New Drug Application ("NDA"), prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval of the PLA for each biologic product, an Establishment License Application ("ELA") may be required by the FDA for the manufacturing facilities for some products, and the FDA must confirm that good laboratory and clinical practices were maintained during testing. Domestic manufacturing establishments are subject to inspection by the FDA and must comply with the FDA's cGMP. To supply products for use in the United

States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

     Preclinical animal testing is generally conducted in the laboratory to evaluate the potential safety and efficacy of a drug. Although the results of preclinical testing used to support an application to begin clinical testing may show the efficacy of a product tested in animals, subsequent clinical trials may not demonstrate comparable effectiveness in humans. The results of these animal studies are submitted to the FDA as part of the IND and PLA.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and, if applicable, the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. IRBs will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Typically, clinical evaluation involves a three phase process. In Phase I, trials are conducted with a small number of human subjects to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with a larger group of patients afflicted with a specific condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, often multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety and efficacy required by the FDA and other regulatory authorities. The pertinent IRB or the FDA may suspend clinical trials at any time they believe that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of a PLA. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a PLA if applicable regulatory criteria are not satisfied, require additional testing or information, or approve a PLA subject to postmarketing testing and surveillance or limitations on the indicated uses for which the subject drug may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     In addition to a PLA, the Company may be required to file an ELA, approval of which requires that the prospective manufacturer's facility and quality control and manufacturing procedures are adequate. Regardless of the necessity of an ELA, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance with regulations. Manufacturing establishments, in the United States and elsewhere, also are subject to inspection by or under the authority of the FDA and by other federal, state and local agencies.

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development activities involve the controlled use of hazardous materials and organisms. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

     For marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. In addition, the Company's products may be subject to export control.

     Significant uncertainty exists as to the reimbursement status of newly approved health care products. Changes in the U.S. health care system are likely to have a substantial impact over time on the manner in which the Company conducts its business and markets its products and may impose additional regulations governing the conduct of the Company's business. The Company cannot predict what health care reform legislation, if any, will be enacted.

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and research organizations are actively engaged in the discovery and development of products in the therapeutic areas being pursued by the Company. Certain of these entities have greater financial, technical, manufacturing and marketing resources than the Company. These entities also are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed.

     The Company anticipates that its carbohydrate-based products will compete with immunomodulators and antibiotics. The Company's competitors may develop technologies and products that are more effective than any which have been or are being developed by the Company or that render the Company's technologies or products obsolete or noncompetitive. The Company's ability to compete effectively will depend on its ability to advance its core technology, maintain a proprietary position on its technology and products, obtain required governmental approvals on a timely basis, attract and retain key personnel and develop effective products that can be manufactured cost-effectively and marketed successfully. The Company expects that competition among products approved for sales will be based, among other things, on efficacy, reliability, product safety, price and patent position.

SALES AND MARKETING STRATEGY

     The Company does not currently sell any commercial products and therefore has no sales or distribution organization. The Company is pursuing marketing and distribution alliances with pharmaceutical companies in order to advance the worldwide development and commercialization of Betafectin. The Company plans to choose among potential marketing partners, in part, on the basis of their capacity to enhance market introduction and penetration of Betafectin and other products. To date, the Company has retained all material commercial rights to its technology and products. The Company plans to establish sales forces to market those products and indications over which it retains marketing rights. The Company has not entered into any distribution arrangements for its products and there can be no assurance that the Company will be able to enter into such a strategic relationship without undue delays or expenditures, establish sales and distribution capabilities or gain market acceptance for its products.

     The Company does not have experience in marketing, sales or distribution of commercial products. To market any of its products, the Company must develop a substantial marketing and sales force with technical expertise and the capability to support distribution.

HUMAN RESOURCES

     As of March 1, 1997, Alpha-Beta employed 170 people of whom 47 hold Ph.D., M.D. or other advanced degrees. Of its total work force, 70 people are engaged in research and development activities, 65 in manufacturing and quality control, 21 in support and administrative functions and 14 in regulatory and clinical affairs. The Company believes that it has been able to attract skilled and experienced people, including many with prior experience at pharmaceutical or biotechnology companies. Alpha-Beta's employees are not members of a union, and the Company believes that its employee relations are good. All of the Company's employees have signed confidentiality agreements.

SCIENTIFIC ADVISORS

     The Company maintains relationships with Scientific Advisors who review the Company's research, development and clinical activities and are available for consultation with the Company's management and scientific staff relating to their respective areas of expertise.

ITEM 2.  PROPERTIES

     The Company intends to retain worldwide manufacturing rights to its pharmaceutical products. The Company has a commercial-scale manufacturing facility for Betafectin in Smithfield, Rhode Island. The plant is designed to supply sufficient quantities of Betafectin for commercial introduction and to comply with FDA current good manufacturing practices ("cGMP") and other applicable regulations.

     The Betafectin manufacturing process employs non-recombinant-yeast fermentation, standard scaleable unit operations and aggressive chemical extractions to purify the product. SS-glucan is present at high levels in yeast and, due to its structural and functional resistance to extremes of temperature and chemical treatment, is well suited to cost-effective purification processes.

     On February 16, 1996, the Company exercised an option to purchase approximately eight acres of contiguous land adjacent to its Betafectin manufacturing facility in Smithfield, Rhode Island for $675,750. Although the Company did not have specific development plans for the property, the option would have expired on February 17, 1996 if it was not exercised by such date. The terms of the option called for payment of the purchase price on May 15, 1996. On March 22, 1996, Alpha-Beta forfeited its rights to purchase the above referenced property in exchange for an 18 month option to purchase approximately seven different acres of contiguous land adjacent to its Betafectin manufacturing facility for $550,000. The Company does not expect to exercise this option or incur any substantial commitments with respect to the development of that property prior to the receipt of the results from its Phase III trial of Betafectin.

     The Company's obligations with respect to the debt used to finance a large part of the construction of the Betafectin commercial manufacturing facility are secured by a mortgage on the facility and the real estate on which the facility is located. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" (Item 7).

     The Company's administrative offices, research laboratories and clinical production facilities for Betafectin comprise approximately 56,000 square feet of leased space in the Massachusetts Biotechnology Research Park located in Worcester, Massachusetts.

     To be successful, the Company's products will have to be manufactured in commercial quantities, within regulatory requirements and at competitive costs. The Company has no experience in commercial manufacturing and there can be no assurance that the Betafectin plant will have sufficient capacity to satisfy the Company's product requirements or that the Company will be able to manufacture Betafectin at acceptable costs. At the present time, the Company is developing improvements to its Betafectin manufacturing process which it believes will lead to higher yields and a more cost-effective manufacturing process. Any such improvements will require approval by the FDA.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Common Stock (NASDAQ symbol ABTI) began trading publicly in the over-the-counter market through the NASDAQ National Market System on October 16, 1992. The following table presents quarterly information on the price range of Common Stock. This information indicates the high and low last sales price for the Common Stock as reported by the NASDAQ National Market System for the periods indicated. These prices do not include retail markups, markdowns, or commissions.

                                                                        HIGH     LOW
                                                                        ----     ---
          1st Quarter 1995............................................   10 1/2   7
          2nd Quarter 1995............................................    7 3/4   4  3/4
          3rd Quarter 1995............................................    9 1/2   4  3/4
          4th Quarter 1995............................................   14       6  1/8
          1st Quarter 1996............................................   18      11  1/8
          2nd Quarter 1996............................................   13 3/8   8  3/8
          3rd Quarter 1996............................................   10 3/4   7  1/8
          4th Quarter 1996............................................   12 3/4   8  1/2

     As of March 10, 1997, there were approximately 315 holders of record of Common Stock. On March 10, 1997 the closing price reported on the NASDAQ National Market System for the Common Stock was $11.125.

  Dividend Policy

     The Company has never paid cash dividends on the Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors. In addition, certain of the Company's current loan agreements with its bank prohibit the payment of cash dividends on the Company's capital stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below as of December 31, 1992 and 1993 and for the year ended December 31, 1992 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------
                                   1992           1993           1994           1995           1996
                                -----------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues....................... $   583,723   $    921,101   $  1,985,500   $  1,886,083   $  2,683,859
Expenses:
     Research and
       development.............   4,555,218     10,333,076     18,334,882     20,268,160     25,675,118
     General and
       administrative..........   2,461,813      3,709,021      4,879,203      4,523,091      4,699,333
     Interest..................      83,373        104,242      1,946,880      3,384,822      3,270,408
                                -----------   ------------   ------------   ------------   ------------
          Total Expenses.......   7,100,404     14,146,339     25,160,965     28,176,073     33,644,859
                                -----------   ------------   ------------   ------------   ------------
Net loss....................... $(6,516,681)  $(13,225,238)  $(23,175,465)  $(26,289,990)  $(30,961,000)
                                ===========   ============   ============   ============   ============
Net loss per common share...... $      (.84)  $      (1.35)  $      (1.99)  $      (2.10)  $      (1.92)
                                ===========   ============   ============   ============   ============
Weighted average number of
  common shares outstanding....   7,715,051      9,771,556     11,637,225     12,523,026     16,106,147

                                                             DECEMBER 31,
                                -----------------------------------------------------------------------
                                   1992           1993           1994           1995           1996
                                -----------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Cash, cash equivalents and and
  marketable securities........ $24,808,429   $ 61,893,659   $ 41,455,322   $ 28,463,909   $ 40,585,436
Total assets...................  28,900,787     99,636,168     78,772,296     61,564,142     70,551,826
Term notes payable and capital
  lease obligations............   1,039,860     27,480,419     28,816,532     27,976,881     26,896,478
Deficit accumulated during
  development stage............ (13,210,940)   (26,436,178)   (49,797,961)   (75,840,456)  (106,842,888)
Total stockholders' equity.....  26,150,286     71,152,379     48,166,382     32,118,666     40,782,819

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Since its inception in March 1988, Alpha-Beta has been engaged in research and development of new classes of carbohydrate products. Alpha-Beta has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of December 31, 1996, the Company's accumulated deficit was $106,842,888.

RESULTS OF OPERATIONS

  Years ended December 31, 1994, 1995 and 1996

     Revenues to date have consisted primarily of interest earned from the investment of cash balances and limited product sales to the research community. The Company had revenues of $1,985,500 in the year ended December 31, 1994, $1,886,083 in the year ended December 31, 1995 and $2,683,859 in the year ended December 31, 1996. The decrease of $99,417 in the 1995 period resulted primarily from less interest earned as a result of lower average cash balances in 1995, as compared to the same period in 1994. The increase of $797,776 in the 1996 period resulted primarily from additional interest earned on higher average cash balances in 1996, as compared to the same period in 1995. The Company does not expect to have significant operating revenues, other than interest income, prior to the commercialization of its products.

     The Company's research and development expenditures have increased each year since its inception, increasing from $18,334,882 in 1994 to $20,268,160 in 1995 and to $25,675,118 in 1996. The increase in 1995 of $1,933,278 over 1994 was due primarily to higher depreciation and operating expenses related to the validation of the Betafectin commercial manufacturing facility and increased expenses related to the Company's clinical development of Betafectin. The increase in 1996 of $5,406,958 over 1995 was due primarily to increased costs related to the Company's clinical development of Betafectin. Research and development expenditures constituted approximately 73%, 72%, and 76% of total expenses for 1994, 1995, and 1996, respectively. Research and development expenses are not expected to increase in 1997; however these expenses are expected to increase in future years as a result of activities related to performing clinical trials in other indications for Betafectin, the development of additional products, and the operation of the commercial manufacturing facility for research and development purposes.

     The Company's general and administrative expenditures decreased from $4,879,203 in 1994 to $4,523,091 in 1995 and increased to $4,699,333 in 1996.
The decrease in expenses in 1995 of $356,112 from 1994 was primarily due to a decrease in consulting and recruiting expenses. The increase in expenses in 1996 of $176,242 over 1995 was primarily due to corporate development activities. General and administrative expenses constituted approximately 19%, 16%, and 14% of total expenses for 1994, 1995, and 1996, respectively. General and administrative expenses are expected to increase in 1997 and in future years reflecting the planned efforts to commercialize Betafectin.

     Interest expense increased from $1,946,880 in 1994 to $3,384,822 in 1995 and decreased to $3,270,408 in 1996. Interest expense constituted approximately 8%, 12%, and 10% of total expenses for 1994, 1995, and 1996, respectively. The increase in interest expense in 1995 of $1,437,942 over 1994 was primarily due to these interest payments being expensed in 1995, whereas in 1994 these payments were capitalized for 5 months as a part of the Betafectin commercial manufacturing facility. The decrease from 1995 to 1996 was primarily due to lower loan balances in 1996 as compared to 1995. For a more complete discussion of the Rhode Island Port Authority and Economic Development Corporation ("RIPA") loan, see "Liquidity and Capital Resources" and Note 3 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expansion primarily through the issuance of equity securities and borrowings, the gross proceeds of which have been approximately $185,965,000. The Company had approximately $40,585,000 in cash, cash equivalents, and marketable securities at December 31, 1996, compared to approximately $28,464,000 at December 31, 1995. The increase in cash for the year ended December 31, 1996, was primarily due to the net proceeds of approximately $39,295,000 raised from the Company's issuance and sale of 3,000,000 shares of common stock in March 1996. This increase was offset by approximately $25,852,000 used for operating activities, and approximately $1,239,000 used to repay the Company's debt obligations.

     In February 1993, the Company entered into a $30,000,000 loan agreement with RIPA to finance the Betafectin commercial-scale manufacturing facility. The total cost of this facility was approximately $39,600,000. The Company contributed all funds, in addition to the RIPA loan, necessary to complete the facility.

     The Company is required to make payments to RIPA of approximately $300,000 per month over a 20-year term. To finance its loan to the Company, RIPA issued $30,000,000 of taxable revenue bonds. Borrowings under the loan accrue interest at approximately 9.5% per annum and are secured by the Betafectin manufacturing facility. The Company's obligation to repay the loan is subject to acceleration if the Company fails to make any monthly debt service payments or if certain events of default occur. The Company may also be required to repay the loan on an accelerated basis over five years if the enabling legislation under which RIPA issued the bonds used to fund the loan to the Company is eliminated without an appropriate grandfathering provision, or if RIPA is subject to any bankruptcy proceedings. The bonds mature through December 2024. The RIPA bonds are subject to refinancing by RIPA on December 1, 1999 and the terms of the RIPA loan to the Company are subject to adjustment in connection with such refinancing. If the bonds cannot be successfully remarketed, the bank will become the owner of the then outstanding principal amount of the bonds, and the interest rate will be adjusted to the bank's base rate plus 2%.

     Since inception, the Company has invested approximately $6,166,000 in property and equipment, exclusive of costs related to the investment in the Betafectin commercial manufacturing facility. The property and equipment have been financed in large part by approximately $3,862,000 in loans, of which approximately $1,038,000 was outstanding as of December 31, 1996.

     The Company expects to incur substantial additional operating expenses in 1997 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of December 31, 1996, the Company had working capital of approximately $37,240,000. The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations and capital expenditures into the second quarter of 1998. The Company's capital requirements will depend upon numerous other factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing sales and marketing capabilities. The Company may raise additional funds prior to the commercialization of any of its products. The Company may raise these funds through equity or debt financings, or collaborative or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs and the overall market for biotechnology stocks.

     In February 1997, the Company completed patient enrollment into its Phase III trial of Betafectin for the prevention of post-surgical infection among patients undergoing gastrointestinal surgery. The Company is currently in the process of collecting and verifying the clinical data. The statistical analysis of the clinical data will begin once all of the data has been collected and verified. The Company expects to unblind and announce the results of the Phase III trial at the end of the second quarter of 1997, following the analysis of the data.

     In October 1996, the Company began a Phase II trial of Betafectin for the prevention of serious infection in patients undergoing surgery for inflammatory bowel disease (ulcerative colitis or Crohn's Disease). The principal endpoints of the study, which is expected to enroll approximately 240 patients, are similar to the Phase III trial. An interim analysis is planned during the fourth quarter of 1997 and enrollment in the study is expected to be completed in the first half of 1998.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such difference include but are not limited to the following: the timing of the collection, verification, and analysis of the clinical data for the Company's Phase III trial; the results of the Company's Phase III trial and for its other clinical development programs; the timing and adequacy of patient accruals for the Company's Phase II trial for Betafectin; the results of the interim analysis of the Company's Phase II trial; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug Administration; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Alpha-Beta Technology, Inc. and subsidiaries are included in this Form 10-K:

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants..............................................   14
Consolidated Balance Sheets as of December 31, 1995 and 1996..........................   15
Consolidated Statements of Operations for each of the three years in the period ended
  December 31, 1996 and for the period from March 2, 1988 (inception) to December 31,
  1996................................................................................   16
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996 and for the period from March 2, 1988 (inception) to
  December 31, 1996...................................................................   17
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1996 and for the period from March 2, 1988 (inception) to December 31,
  1996................................................................................   18
Notes to Consolidated Financial Statements............................................   19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Alpha-Beta Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Alpha-Beta Technology, Inc. (a Massachusetts corporation in the development stage) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (March 2, 1988) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha-Beta Technology, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, and for the period from inception to December 31, 1996, in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP

Boston, Massachusetts
January 20, 1997

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                   1995               1996
                                                               ------------       -------------
                                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................  $ 10,120,843       $  21,885,111
     Marketable securities...................................    18,343,066          18,700,325
     Other current assets....................................       542,361             646,231
                                                               ------------       -------------
          Total current assets...............................    29,006,270          41,231,667
                                                               ------------       -------------
PROPERTY AND EQUIPMENT, net..................................    30,863,374          28,116,222
                                                               ------------       -------------
OTHER ASSETS:
     Restricted cash and cash equivalents....................       381,347            --
     Bond issuance costs, net................................     1,128,998           1,068,383
     Other...................................................       184,153             135,554
                                                               ------------       -------------
          Total other assets.................................     1,694,498           1,203,937
                                                               ------------       -------------
                                                               $ 61,564,142       $  70,551,826
                                                               ============       =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of term notes payable and capital lease
       obligations...........................................  $  1,250,545       $   1,119,226
     Accounts payable........................................       960,876           2,161,078
     Accrued expenses........................................       507,719             711,451
                                                               ------------       -------------
          Total current liabilities..........................     2,719,140           3,991,755
                                                               ------------       -------------
TERM NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
  current portion............................................    26,726,336          25,777,252
                                                               ------------       -------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value-authorized--1,000,000
       shares, issued - none.................................       --                 --
     Common stock, $.01 par value-authorized-30,000,000
       shares, issued and outstanding--13,650,274 shares and
       16,723,369 shares at December 31, 1995 and 1996,
       respectively..........................................       136,502             167,234
     Additional paid-in capital..............................   108,090,944         147,547,833
     Deficit accumulated during the development stage........   (75,840,456)       (106,842,888)
     Deferred compensation...................................      (268,324)            (89,360)
                                                               ------------       -------------
          Total stockholders' equity.........................    32,118,666          40,782,819
                                                               ------------       -------------
                                                               $ 61,564,142       $  70,551,826
                                                               ============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      MARCH 2, 1988
                                                                                       (INCEPTION)
                                               YEARS ENDED DECEMBER 31,                  THROUGH
                                     ---------------------------------------------    DECEMBER 31,
                                         1994             1995            1996            1996
                                     -------------    ------------    ------------    -------------
REVENUES:
     Interest......................  $   1,965,919    $  1,850,390    $  2,546,193    $   8,032,478
     Other.........................         19,581          35,693         137,666          450,627
                                      ------------    ------------    ------------    -------------
          Total revenues...........      1,985,500       1,886,083       2,683,859        8,483,105
                                      ------------    ------------    ------------    -------------
EXPENSES:
     Research and development......     18,334,882      20,268,160      25,675,118       83,768,791
     General and administrative....      4,879,203       4,523,091       4,699,333       22,680,387
     Interest......................      1,946,880       3,384,822       3,270,408        8,896,560
                                      ------------    ------------    ------------    -------------
          Total expenses...........     25,160,965      28,176,073      33,644,859      115,345,738
                                      ------------    ------------    ------------    -------------
          Net loss.................  $ (23,175,465)   $(26,289,990)   $(30,961,000)   $(106,862,633)
                                      ============    ============    ============    =============
NET LOSS PER COMMON SHARE (Note
  2(i))............................  $       (1.99)   $      (2.10)   $      (1.92)
                                      ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 2(i))...     11,637,225      12,523,026      16,106,147
                                      ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                      DEFICIT
                                                                                COMMON STOCK                        ACCUMULATED
                                                             CONVERTIBLE   ----------------------    ADDITIONAL     DURING THE
                                                              PREFERRED    NUMBER OF      $.01        PAID-IN       DEVELOPMENT
                                                                STOCK        SHARES     PAR VALUE     CAPITAL          STAGE
                                                             -----------   ----------   ---------   ------------   -------------
INITIAL SALE OF COMMON STOCK AT INCEPTION
 (March 2, 1988).............................................    $--       1,006,500    $ 10,065    $     (9,150)  $    --
 Issuance of common stock at $1.64 per share, net of issuance
   costs of $8,000...........................................    --          178,376       1,784         282,103        --
 Issuance of common stock at $4.36 per share, net of issuance
   costs of $15,478..........................................    --          180,345       1,803         769,679        --
 Initial public offering of common stock at $8.00 per share,
   net of issuance costs of $2,006,015.......................    --        2,300,000      23,000      16,370,985        --
 Conversion of all convertible preferred stock to common
   stock.....................................................    --        5,166,348      51,664      20,622,790        --
 Issuance of common stock from exercise of stock options at
   prices ranging from $.009 to $15.75 per share.............    --          372,916       3,729         103,431        --
 Issuance of common stock at $20.00 per share, net of
   issuance costs of $1,452,850..............................    --        1,000,000      10,000      18,537,150        --
 Issuance of common stock at $30.00 per share, net of
   issuance costs of $2,784,768..............................    --        1,372,000      13,720      38,361,512        --
 Grant of warrants to purchase common stock..................    --           --           --            974,243        --
 Grant of common stock.......................................    --            2,200          22           3,378        --
 Deferred compensation related to grant of stock options and
   restricted stock..........................................    --           --           --          1,996,153        --
 Compensation expense related to stock options and
   restricted stock..........................................    --           --           --            --             --
 Deferred compensation related to issuance of warrants.......    --           --           --            132,000        --
 Compensation expense related to warrants....................    --           --           --            --             --
 Net loss since inception....................................    --           --           --            --          (26,436,178)
                                                                 ----      ----------   --------    ------------   -------------
BALANCE, December 31, 1993...................................    --        11,578,685    115,787      98,144,274     (26,436,178)
 Issuance of common stock from exercise of stock options at
   prices ranging from $.09 to $15.75 per share..............    --           91,258         912         110,304        --
 Grant of common stock.......................................    --            2,970          30          63,801        --
 Compensation expense related to stock options and
   restricted stock..........................................    --           --           --            --             --
 Deferred compensation adjustment related to termination of
   stock options.............................................    --           --           --            (48,423)       --
 Unrealized loss on marketable securities....................    --           --           --            --             (186,318)
 Net loss....................................................    --           --           --            --          (23,175,465)
                                                                 ----      ----------   --------    ------------   -------------
BALANCE, December 31, 1994...................................    --        11,672,913    116,729      98,269,956     (49,797,961)
 Issuance of common stock at an average of $4.53 per share,
   net of issuance costs of $258,604.........................    --          838,438       8,384       3,533,010        --
 Issuance of 65,000 shares of convertible preferred stock at
   $100.00 per share, net of issuance costs of $363,988......      650        --           --          6,135,362        --
 Conversion of 65,000 shares of convertible preferred
   stock.....................................................     (650)    1,090,224      10,902         (10,252)       --
 Issuance of common stock from exercise of stock options at
   prices ranging from $.09 to $8.50 per share...............    --           37,985         380          85,963        --
 Grant of common stock.......................................    --           10,714         107          77,162        --
 Compensation expense related to stock options and
   restricted stock..........................................    --           --           --            --             --
 Deferred compensation adjustment related to termination of
   stock options.............................................    --           --           --               (257)       --
 Unrealized gain on marketable securities....................    --           --           --            --              247,495
 Net loss....................................................    --           --           --            --          (26,289,990)
                                                                 ----      ----------   --------    ------------   -------------
BALANCE, December 31, 1995...................................    --        13,650,274    136,502     108,090,944     (75,840,456)
 Issuance of common stock at $14.00 per share, net of
   issuance costs of $2,704,625..............................    --        3,000,000      30,000      39,265,375        --
 Issuance of common stock from exercise of stock options at
   prices ranging from $.09 to $10.25 per share..............    --           67,451         675         184,825        --
 Grant of common stock.......................................    --            5,644          57          61,022        --
 Compensation expense related to stock options and
   restricted stock..........................................    --           --           --            --             --
 Deferred compensation adjustment related to termination of
   stock options.............................................    --           --           --            (54,333)       --
 Unrealized loss on marketable securities....................    --           --           --            --              (41,432)
 Net loss....................................................    --           --           --            --          (30,961,000)
                                                                 ----      ----------   --------    ------------   -------------
BALANCE, December 31, 1996...................................    $--       16,723,369   $167,234    $147,547,833   $(106,842,888)
                                                                 ====      ==========   ========    ============   =============


                                                                                  TOTAL
                                                                 DEFERRED     STOCKHOLDERS'
                                                               COMPENSATION      EQUITY
                                                               ------------   -------------
                                                             <C
INITIAL SALE OF COMMON STOCK AT INCEPTION
 (March 2, 1988).............................................  $   --         $        915
 Issuance of common stock at $1.64 per share, net of issuance
   costs of $8,000...........................................      --              283,887
 Issuance of common stock at $4.36 per share, net of issuance
   costs of $15,478..........................................      --              771,482
 Initial public offering of common stock at $8.00 per share,
   net of issuance costs of $2,006,015.......................      --           16,393,985
 Conversion of all convertible preferred stock to common
   stock.....................................................      --           20,674,454
 Issuance of common stock from exercise of stock options at
   prices ranging from $.009 to $15.75 per share.............       42,301         149,461
 Issuance of common stock at $20.00 per share, net of
   issuance costs of $1,452,850..............................      --           18,547,150
 Issuance of common stock at $30.00 per share, net of
   issuance costs of $2,784,768..............................      --           38,375,232
 Grant of warrants to purchase common stock..................      --              974,243
 Grant of common stock.......................................      --                3,400
 Deferred compensation related to grant of stock options and
   restricted stock..........................................   (1,996,153)        --
 Compensation expense related to stock options and
   restricted stock..........................................    1,282,348       1,282,348
 Deferred compensation related to issuance of warrants.......     (132,000)        --
 Compensation expense related to warrants....................      132,000         132,000
 Net loss since inception....................................      --          (26,436,178)
                                                               -----------    ------------
BALANCE, December 31, 1993...................................     (671,504)     71,152,379
 Issuance of common stock from exercise of stock options at
   prices ranging from $.09 to $15.75 per share..............      --              111,216
 Grant of common stock.......................................      --               63,831
 Compensation expense related to stock options and
   restricted stock..........................................      200,739         200,739
 Deferred compensation adjustment related to termination of
   stock options.............................................       48,423         --
 Unrealized loss on marketable securities....................      --             (186,318)
 Net loss....................................................      --          (23,175,465)
                                                               -----------    ------------
BALANCE, December 31, 1994...................................     (422,342)     48,166,382
 Issuance of common stock at an average of $4.53 per share,
   net of issuance costs of $258,604.........................      --            3,541,394
 Issuance of 65,000 shares of convertible preferred stock at
   $100.00 per share, net of issuance costs of $363,988......      --            6,136,012
 Conversion of 65,000 shares of convertible preferred
   stock.....................................................      --              --
 Issuance of common stock from exercise of stock options at
   prices ranging from $.09 to $8.50 per share...............      --               86,343
 Grant of common stock.......................................      --               77,269
 Compensation expense related to stock options and
   restricted stock..........................................      153,761         153,761
 Deferred compensation adjustment related to termination of
   stock options.............................................          257         --
 Unrealized gain on marketable securities....................      --              247,495
 Net loss....................................................      --          (26,289,990)
                                                               -----------    ------------
BALANCE, December 31, 1995...................................     (268,324)     32,118,666
 Issuance of common stock at $14.00 per share, net of
   issuance costs of $2,704,625..............................      --           39,295,375
 Issuance of common stock from exercise of stock options at
   prices ranging from $.09 to $10.25 per share..............      --              185,500
 Grant of common stock.......................................      --               61,079
 Compensation expense related to stock options and
   restricted stock..........................................      124,631         124,631
 Deferred compensation adjustment related to termination of
   stock options.............................................       54,333         --
 Unrealized loss on marketable securities....................      --              (41,432)
 Net loss....................................................      --          (30,961,000)
                                                               -----------    ------------
BALANCE, December 31, 1996...................................  $   (89,360)   $ 40,782,819
                                                               ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      MARCH 2, 1988
                                                                                                       (INCEPTION)
                                                                YEARS ENDED DECEMBER 31,                 THROUGH
                                                      --------------------------------------------    DECEMBER 31,
                                                          1994            1995            1996            1996
                                                      ------------    ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................... $(23,175,465)   $(26,289,990)   $(30,961,000)   $(106,862,633)
  Adjustments to reconcile net loss to net cash used
    for operating activities --
    Depreciation and amortization....................    2,620,127       4,306,216       3,253,404       11,805,451
    Amortization of investment premium...............      908,716         272,366         138,713        1,828,268
    Amortization of deferred financing and bond
       issuance costs................................      115,377         230,858         230,755          576,990
    Noncash compensation related to stock options and
       restricted stock..............................      264,570         230,923         185,709        1,966,950
    Noncash compensation related to warrants.........           --         --              --               132,000
    Changes in assets and liabilities --
       Other current assets..........................     (315,068)        496,085        (103,870)        (646,231)
       Accounts payable..............................      586,019         (32,039)      1,200,202        2,161,078
       Accrued expenses..............................      199,993        (288,748)        203,732          711,451
                                                      ------------    ------------    ------------    -------------
  Net cash used for operating activities.............  (18,795,731)    (21,074,329)    (25,852,355)     (88,326,676)
                                                      ------------    ------------    ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in marketable securities.......   (2,534,536)      4,419,836        (537,404)     (20,508,855)
  Increase in property and equipment.................  (11,653,842)       (582,329)       (506,252)     (39,401,284)
  Decrease (increase) in restricted cash.............     (209,480)        --              381,347      (32,425,737)
  Payments from restricted cash......................   10,101,407         --              --            32,425,737
  Increase in bond issuance costs....................           --         --              --            (1,303,237)
  (Increase) decrease in other assets................      (62,846)        (63,847)         48,599         (212,622)
                                                      ------------    ------------    ------------    -------------
  Net cash provided by (used for) investing
    activities.......................................   (4,359,297)      3,773,660        (613,710)     (61,425,998)
                                                      ------------    ------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible subordinated
    notes payable to stockholders....................           --         --              --             2,300,000
  Proceeds from equipment line of credit.............    1,665,295         297,030         --             3,261,600
  Payments on capital lease obligations..............      (36,738)        (35,108)        (11,831)        (180,867)
  Proceeds from term notes payable...................           --         --              --            27,835,947
  Payments on term notes payable.....................     (462,584)     (1,271,709)     (1,238,712)      (3,881,301)
  Proceeds from issuance of convertible redeemable
    preferred stock, net of issuance costs...........           --       6,136,012         --            24,560,465
  Proceeds from issuance of common stock, net of
    issuance costs...................................      111,216       3,627,737      39,480,876      117,741,941
                                                      ------------    ------------    ------------    -------------
  Net cash provided by financing activities..........    1,277,189       8,753,962      38,230,333      171,637,785
                                                      ------------    ------------    ------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................  (21,877,839)     (8,546,707)     11,764,268       21,885,111
CASH AND CASH EQUIVALENTS, beginning of period.......   40,545,389      18,667,550      10,120,843         --
                                                      ------------    ------------    ------------    -------------
CASH AND CASH EQUIVALENTS, end of period............. $ 18,667,550    $ 10,120,843    $ 21,885,111    $  21,885,111
                                                      ============    ============    ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid (net of capitalized interest)........ $  2,181,679    $  3,154,058    $  2,834,043    $   8,466,136
                                                      ============    ============    ============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  OPERATIONS

     Alpha-Beta Technology, Inc. (the "Company") was incorporated in Massachusetts on March 2, 1988 to engage in the discovery, development and commercialization of novel carbohydrate-based products for the prevention and treatment of infectious disease.

     The Company is in the development stage and is devoting substantially all of its efforts toward product research and development, raising capital, marketing products under development, clinical trials and manufacturing. The Company is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, competition from substitute products and larger companies, the development of commercially usable products, and the need to obtain adequate additional financing necessary to fund the development of its products.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described below and elsewhere in these notes to consolidated financial statements.

  (a) Consolidation

     The Company has established two wholly owned subsidiaries, ABT Securities Corp. and SmithfieldAB Corp. All intercompany transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and marketable financial instruments with original maturities of 90 days or less. The Company held the following cash and cash equivalents at December 31:

                                                             1995            1996
                                                          -----------     -----------
          Cash and money market accounts................  $10,120,843     $ 9,585,994
          Corporate debt securities.....................      --           12,299,117
                                                          -----------     -----------
                                                          $10,120,843     $21,885,111
                                                          ===========     ===========

  (c) Marketable Securities

     Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company has classified its investments in marketable securities as "Available-for-Sale" Securities. Accordingly, marketable securities as of December 31, 1995 and 1996 are recorded at market with the unrealized gain or loss from cost recorded as a component of Stockholders' Equity.

     The Company held the following marketable securities at December 31:

                                                              1995           1996
                                                           -----------    -----------
          U.S. Government and Government Agency
            securities..................................   $ 3,894,663    $ 2,503,940
          Corporate bonds...............................    11,646,703     11,973,812
          Commercial paper..............................     2,801,700      4,222,573
                                                           -----------    -----------
                                                           $18,343,066    $18,700,325
                                                           ===========    ===========

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The amortized cost and estimated fair market values of the Company's securities at December 31, 1996 are presented below. There were no realized gains or losses in the year ended December 31, 1996.

                                                             GROSS         GROSS
                                             AMORTIZED     UNREALIZED    UNREALIZED      MARKET
        SECURITIES AVAILABLE-FOR-SALE          COST          GAINS         LOSSES         VALUE
    --------------------------------------  -----------    ----------    ----------    -----------
    U.S. Government Agency obligations
      (average maturity of 5.3 months)....  $ 2,496,720     $  7,220       $--         $ 2,503,940
    Corporate debt securities (average
      maturity of 4.6 months).............   16,183,860       12,525        --          16,196,385
                                            -----------     --------       ------      -----------
                                            $18,680,580     $ 19,745       $--         $18,700,325
                                            ===========     ========       ======      ===========

     The amortized cost and estimated fair market values of the Company's securities at December 31, 1995 are presented below. There were no realized gains or losses in the year ended December 31, 1995.

                                                             GROSS       GROSS
                                              AMORTIZED     UNREALIZED UNREALIZED      MARKET
         SECURITIES AVAILABLE-FOR-SALE          COST         GAINS       LOSSES         VALUE
    ---------------------------------------  -----------    -------    ----------    -----------
    U.S. Government Agency obligation
      (average maturity of 20 days)........  $ 3,889,868    $ 4,795      $--         $ 3,894,663
    Corporate debt securities (average
      maturity of 2 months)................   14,392,021     56,382       --          14,448,403
                                                                             --
                                             -----------    -------                  -----------
                                             $18,281,889    $61,177      $--         $18,343,066
                                             ===========    =======          ==      ===========

  (d) Restricted Cash and Cash Equivalents

     As of December 31, 1995, restricted cash and cash equivalents, stated at cost that approximated market value, consisted of cash and marketable financial instruments which were restricted for specific uses or pledged as collateral for certain obligations (see Note 3).

  (e) Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives on a declining-balance method. Laboratory equipment, computer equipment, production machinery, and furniture and fixtures are depreciated over five to ten years; leasehold improvements and equipment under capital lease are amortized over the term of the lease; and the commercial manufacturing building is depreciated over
31.5 years. Property and equipment consist of the following at December 31:

                                                             1995            1996
                                                          -----------    ------------
          Land and land improvements....................  $ 1,733,124    $  1,733,124
          Building......................................   19,289,524      19,291,789
          Production machinery..........................   11,995,936      11,995,936
          Laboratory equipment..........................    3,303,482       3,602,359
          Leasehold improvements........................    1,586,081       1,680,515
          Computer equipment............................      780,139         851,166
          Furniture and fixtures........................      517,035         556,684
          Equipment under capital lease.................      178,616         178,616
                                                          -----------    ------------
                                                           39,383,937      39,890,189
          Less accumulated depreciation and
            amortization................................   (8,520,563)    (11,773,967)
                                                          -----------    ------------
                                                          $30,863,374    $ 28,116,222
                                                          ===========    ============

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (f) Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

     The approximate tax effect of each type of carryforward, credit and temporary difference that give rise to the Company's deferred tax assets as of December 31, 1995 and 1996 is as follows:

                                                             1995            1996
                                                         ------------    ------------
          Net operating loss carryforwards.............  $ 30,058,000    $ 42,294,000
          Capitalized research and development
            expenses...................................     1,804,000       1,804,000
          Research and development credits --
            Federal....................................     2,161,000       2,434,000
          Research and development credits -- State....     1,210,000       1,423,000
          Depreciation.................................      (660,000)       (523,000)
          Other, net...................................        49,000          79,000
                                                         ------------    ------------
                                                           34,622,000      47,511,000
          Less: valuation allowance....................   (34,622,000)    (47,511,000)
                                                         ------------    ------------
                                                         $         --    $         --
                                                         ============    ============

     The United States Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year in the event of significant changes in ownership interests in the Company. The Company has completed numerous financings since its inception and has incurred ownership changes as defined in the Tax Reform Act of 1986. The Company believes that the ownership changes will not significantly impact its ability to utilize its net operating loss and tax credit carryforwards. The Company's net operating loss carryforwards and research and development credits expire through 2011.

     Because the level of future taxable income and the realizability of the deferred tax asset are uncertain, the Company has recorded a valuation allowance equal to the deferred tax asset.

  (g) Accounting for Postretirement Benefits

     The Company is not impacted by SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," as it does not currently offer such benefits.

  (h) Research and Development Expenses

     The Company charges research and development expenses to operations, as incurred, for financial reporting purposes.

  (i) Net Loss Per Common Share

     Net loss per common share was computed using the weighted average number of shares of common stock, including the number of shares of common stock issuable upon conversion of preferred stock, if any, outstanding during the period.

  (j) Management's Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  TERM NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     In May 1993, the Company's $1,000,000 equipment line of credit was converted into a term note, at which time the outstanding balance became payable in equal monthly principal installments of $25,641 plus interest. At December 31, 1995, approximately $179,000 was outstanding under this term note. This amount was repaid in full during 1996.

     In October 1994, the Company secured a $2,000,000 line of credit from a bank to be used for equipment purchases and working capital requirements. In January 1995, this line of credit was converted into a term note, at which time the outstanding balance became payable in 45 equal monthly principal installments of $40,352. At December 31, 1996, approximately $1,038,000 was outstanding under this term note. This term note bears interest at the lesser of 8 3/4% or the Prime Rate (7.75% at December 31, 1996) plus 1/2%. In the event that the Company's cash balances and marketable securities fall below $18 million in the aggregate, the Company will be required to maintain, as restricted cash, a Repurchase Agreement Investment Account ("Investment Account") with the bank in an amount equal to the then outstanding balance of the loan. If the Company's cash balances and marketable securities subsequently fall below $10 million in the aggregate, the Company will be required, on demand by the bank, to pledge the Investment Account to the bank as security for the loan.

     In February 1993, the Company entered into a $30,000,000 loan agreement with the Rhode Island Port Authority and Economic Development Corporation ("RIPA"), a quasi-public Rhode Island government agency, to partially finance the acquisition, development, construction and equipping of a commercial-scale Betafectin(R)PGG-Glucan manufacturing facility. Borrowings under the RIPA loan are payable in monthly principal and interest payments over a 20 1/2-year period and accrue interest at approximately 9.5% per annum. These borrowings are secured by the Betafectin commercial manufacturing facility. The Company's obligation to repay the loan is subject to acceleration if the Company fails to make any monthly debt service payments or if certain other events of default occur. The Company may also be required to repay the loan on an accelerated basis over five years if the enabling legislation under which RIPA issued the Bonds (as defined below) used to fund the loan to the Company is eliminated without an appropriate grandfathering provision, or if the state of Rhode Island or RIPA is subject to any bankruptcy proceedings. The principal payments due under this loan agreement are as follows at December 31, 1996:

                                                                         PRINCIPAL
                                      YEAR                                PAYMENT
          ------------------------------------------------------------  -----------
          1997........................................................  $   635,000
          1998........................................................      696,000
          1999........................................................      767,000
          2000........................................................      847,000
          2001........................................................      928,000
          Thereafter..................................................   24,985,000
                                                                        -----------
                                                                        $28,858,000
                                                                        ===========

     To finance the loan to the Company, RIPA issued $30,000,000 of taxable revenue bonds (the "Bonds"). The Bonds mature through December 2024; however, they are subject to mandatory tender for purchase on December 1, 1999. RIPA has a letter-of-credit facility with a financial institution (the "Bank") to, among other things, fund the mandatory tender by the bondholders. In connection with the mandatory tender by bondholders, the Company has agreed to cooperate with RIPA and the Bank in remarketing the Bonds. The terms of the Bonds subsequent to such remarketing are subject to change. If the Bonds cannot be successfully

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

remarketed, the Bank will become the owner of the then outstanding principal amount of the Bonds, and the interest rate will be adjusted to the Bank's base rate plus 2%.

     In connection with the Company's agreement with RIPA, the Company issued RIPA warrants to purchase 50,006 shares of common stock at $5.91 per share. In 1993, the Company recorded the fair value of the warrants, approximately $974,000, and approximately $2,679,000 of original issue discount, as a reduction against the outstanding principal amount of the loan. In addition, the Company incurred and has capitalized approximately $1,303,000 of debt issuance costs associated with the loan. The Company amortized these amounts along with other related costs to capitalized interest during the construction period of the Betafectin manufacturing facility. The Company is amortizing the balance of these costs to interest expense over the remaining term of the note. In 1994, the Company amortized approximately $230,000 of these costs, of which approximately $115,000 was capitalized and approximately $115,000 was recorded as interest expense. In 1995 and 1996, the Company recorded approximately $231,000 of these costs annually as interest expense.

(4)  LICENSE AGREEMENTS

     The Company, as licensee, is engaged in an exclusive license agreement with Massachusetts Institute of Technology to license technology for certain products and processes for the life of the respective patents. Royalties are payable quarterly based on 2.5% to 4% of the net sales price of products incorporating the licensed technology. Minimum annual royalties of $50,000 are due under the license agreement.

     The Company, as licensee, is engaged in an exclusive license agreement with The Brigham and Woman's Hospital, Inc. to license technology for certain products and processes for the life of the respective patents. Royalties are payable quarterly based on 5% of the net sales price of products incorporating the licensed technology. In addition, annual license maintenance fees and milestone payments are due under this license agreement. These fees and milestone payments are credited against 50% of each earned royalty payment due until the entire credit is exhausted.

(5)  STOCKHOLDERS' EQUITY

  (a) Common Stock

     The Company has 30 million shares of $.01 par value common stock authorized.

     In 1992, the Company completed an initial public offering of 2,300,000 shares of common stock at $8 per share resulting in net proceeds of approximately $16,394,000. In connection with this offering, all of the outstanding preferred stock was converted into 5,166,348 shares of common stock. In July 1993, the Company issued 1,000,000 shares of common stock at $20 per share through a private placement. The net proceeds totaled approximately $18,547,000. In October and November 1993, the Company issued 1,372,000 shares of common stock at $30 per share through a public offering resulting in net proceeds of approximately $38,375,000.

     In 1995, the Company raised $10,300,000 in a series of private placements. These financings consisted of an aggregate of $3,800,000 for 838,438 shares of common stock and $6,500,000 for 65,000 shares of convertible preferred stock. The price of the newly issued common stock reflected a 20% discount to the market value of the Company's common stock at the time the agreement was reached with the purchasers. The preferred shares converted into common shares at a 20% discount to the average closing price for the Company's common stock prior to conversion. The net proceeds to the Company totaled approximately $9,700,000. In addition, the Company issued warrants to the placement agent to purchase 51,500 shares of common stock at exercise prices ranging from $5.67 to $7.61 per share. As of December 31, 1995, all of the 65,000 shares of convertible preferred stock were converted into 1,090,224 shares of the Company's common stock.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In March 1996, the Company completed a $42 million public stock offering by selling 3,000,000 shares of common stock at $14 per share. The net proceeds from this offering totaled approximately $39,295,000.

  (b) Restricted Stock Sales

     The Company sold to certain Directors a total of 99,000 shares of restricted common stock at a price of $.51 per share. The shares vested over two to four years. As of December 31, 1996, all of these shares of common stock were vested. The Company recorded $194,100 of deferred compensation relating to these stock sales, of which $31,202, $7,218 and $0 was recognized as compensation expense during 1994, 1995 and 1996, respectively.

  (c) Stock Option and Grant Plan

     The Company has a Stock Option and Grant Plan (the "Plan"), under which it may grant incentive stock options, nonqualified stock options and common stock. The Company has reserved 2,300,000 shares of common stock for issuance under the Plan. At December 31, 1996, 140,219 shares of common stock are available for future stock option and stock grants. Activity in the Plan for each of the three years in the period ended December 31, 1996 is as follows:

                                                               NUMBER OF      EXERCISE PRICE
                                                                 SHARES         PER SHARE
                                                               ----------   ------------------
     Outstanding, December 31, 1993..........................     755,866   $.009   -   $27.00
     1994 activity --
       Options granted.......................................     217,703    7.75   -    28.25
       Options exercised.....................................     (91,258)    .09   -    15.75
       Options terminated....................................     (90,895)    .09   -    27.00
                                                                ---------                -----
     Outstanding, December 31, 1994..........................     791,416    .009   -    28.25
     1995 activity --
       Options granted.......................................     632,929    4.94   -     9.75
       Options exercised.....................................     (48,699)    .09   -     8.50
       Options terminated....................................     (47,129)    .09   -    27.00
                                                                ---------                -----
     Outstanding, December 31, 1995..........................   1,328,517    .009   -    28.25
     1996 activity --
       Options granted.......................................     611,780    6.75   -    12.50
       Options exercised.....................................     (73,095)    .09   -    10.25
       Options terminated....................................     (39,569)    .51   -    28.25
                                                                ---------                -----
     Outstanding, December 31, 1996..........................   1,827,633   $.009   -   $27.00
                                                                =========                =====
     Exercisable at December 31, 1996........................     860,387   $.009   -   $27.00
                                                                =========                =====

     During 1991 and 1992, the Company recorded deferred compensation of $751,221, which represents the excess of the fair value, as determined for financial reporting purposes, over the exercise price of certain options granted under the Plan. This deferred compensation is being recognized ratably over the period in which the options vest. During the years ended December 31, 1994, 1995 and 1996, the results of operations include $141,705, $118,711 and $96,798, respectively, of compensation expense on these options.

     During 1994 and 1995, the Company granted officers of the Company 2,000 and 2,000 shares of common stock from the Plan. In addition, in 1994, 1995 and 1996, the Company contributed 970, 8,714 and 5,644 shares of common stock to its 401(k) benefit plan for employees. In connection with these grants, the Company recorded approximately $63,800, $77,300 and $61,079, respectively, of expense based on the fair market value of these shares on the date of grant.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) Other Stock Options

     During 1991, the Company granted a director/officer options to purchase 6,710 and 88,000 shares of common stock at a purchase price of $.09 and $.51 per share, respectively, which are not included in the Plan. The options for 6,710 shares vested immediately, of which options to purchase 540 shares of common stock were exercised in 1993. The options for 88,000 shares vest ratably through December 31, 1998, and options for 73,800 shares are vested at December 31, 1996. The vesting of the options will be accelerated upon the occurrence of certain defined business development and financial milestones. The Company recorded deferred compensation on these options of $353,130 based on the difference between the fair value of the Company's common stock, as determined for financial reporting purposes, and the option exercise price. The Company is recording compensation expense on these options as the options vest. During 1994, 1995 and 1996, the Company recorded compensation expense on these options of $27,832 in each of these years.

  (e) Stock Warrants

     In connection with the Company's series of private placements in 1995, the Company issued warrants to the placement agent to purchase 51,500 shares of common stock at exercise prices ranging from $5.67 to $7.61 per share. As of December 31, 1996, all of these warrants were outstanding.

  (f) Proforma Disclosure of Stock-Based Compensation

     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees, which requires disclosure of the proforma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the proforma disclosures required under SFAS No. 123 for all employee stock options granted for the years ended December 31, 1995 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No.
123. The assumptions used are as follows:

                                                          1995               1996
                                                      -------------      -------------
          Risk free interest rate...................   5.53 - 7.87%       5.41 - 6.63%
          Expected dividend yield...................              0                  0
          Expected lives............................    3 - 5 years        3 - 5 years
          Expected volatility.......................         73.14%             73.14%

     Under SFAS No. 123, the aggregate fair market value of options granted to employees in 1995 and 1996 is $1,803,000 and $1,811,000, respectively. The effects of applying SFAS No. 123 are as follows:

                                                          1995               1996
                                                      ------------       ------------
          Net loss..................................  $(26,289,990)      $(30,961,000)
          Proforma net loss.........................  $(26,490,990)      $(31,718,000)
          Net loss per share........................        $(2.10)            $(1.92)
          Pro forma net loss per share..............        $(2.11)            $(1.96)

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                               1995           1996
                                                             ---------      ---------
          Accrued research expenses........................   $135,944       $136,665
          Accrued professional fees........................    142,274        342,273
          Accrued other....................................    229,501        232,513
                                                              --------       --------
                                                              $507,719       $711,451
                                                              ========       ========

(7)  COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

     The Company leases its office and research facilities and certain equipment under operating leases that expire through 2001. Future minimum lease payments under these lease agreements, as amended, are approximately as follows:

                                                                         OPERATING
                                      YEAR                                 LEASES
          -------------------------------------------------------------  ----------
          1997.........................................................  $1,891,000
          1998.........................................................   1,844,000
          1999.........................................................   1,815,000
          2000.........................................................   1,753,000
          2001.........................................................     744,000
                                                                         ----------
                                                                         $8,047,000
                                                                         ==========

     Rent expense included in the accompanying consolidated statements of operations was approximately $1,545,000, $1,914,000 and $1,727,000 for 1994,
1995 and 1996, respectively.

  (b) Research Funding

     The Company has entered into agreements with a university and several hospitals to fund certain research programs. The total amount committed under these agreements as of December 31, 1996 was approximately $640,000, of which approximately $468,000 is due in 1997. The Company has the option of licensing products resulting from these research agreements.

(8)  EMPLOYEE BENEFIT PLAN

     In January 1993, the Company adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees' contribution up to a defined maximum. In 1995 and 1996, the Company made matching contributions of 8,714 and 5,644 shares of its common stock into the plan, respectively. These contributions resulted in approximately $57,800 and $61,079 of noncash payroll expense in 1995 and 1996, respectively.

(9) SHAREHOLDER RIGHTS PLAN

     Effective as of February 2, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record as of the close of business on February 22, 1995. Each share of common stock issued by the Company in the future also will include a Right. The Rights

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

are currently not exercisable and trade with the shares of common stock. The Rights become exercisable if a person or group acquires 15% or more of the Company's common stock, announces a tender offer that would result in that person or group owning 15% or more of the Company's common stock, or is declared an 'adverse person' by the Company's Board of Directors.

     In the event that the Rights become exercisable, each holder of a Right will have the right to receive upon exercise that number of shares of Series A Junior Participating Cumulative Preferred Stock of the Company having a market value equal to two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% of the Company's assets or earning power is sold, each holder of a Right will thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right.

     The Rights may be redeemed in whole by the Company at $.01 per Right at any time prior to (i) the date on which a person is declared an 'adverse person,'
(ii) the tenth business day after the first public announcement that a person or group has acquired 15% or more of the Company's common stock, or (iii) the expiration date of the Rights Plan.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The accompanying financial statements include the following noncash investing and financing activities:

                                                                                      MARCH 2, 1988
                                                 YEARS ENDED DECEMBER 31,          (INCEPTION) THROUGH
                                          --------------------------------------      DECEMBER 31,
                                            1994           1995           1996            1996
                                          ---------     -----------     --------   -------------------
Capital lease obligations...............  $  --         $   --          $  --         $    (178,886)
Equipment under capital lease...........     --             --             --               178,886
Conversion of line of credit to term
  note payable..........................     --          (1,845,295)       --            (2,144,525)
Issuance of term note payable...........     --           1,845,295        --             2,144,525
Grant of common stock...................     60,831          77,269       61,079            202,579
Compensation related to common stock
  grant.................................    (60,831)        (77,269)     (61,079)          (202,579)
Grant of stock options and restricted
  stock.................................     --             --             --             1,996,153
Deferred compensation on stock options
  and restricted stock..................     48,423             257       54,333         (1,829,983)
Cancellation of stock options...........    (48,423)           (257)     (54,333)          (166,170)
Grant of warrants.......................     --             --             --               132,000
Deferred compensation on warrants.......     --             --             --              (132,000)
Conversion of subordinated notes payable
  to redeemable preferred stock.........     --             --             --            (2,300,000)
Issuance of redeemable preferred stock
  ......................................     --             --             --             2,300,000
Conversion of redeemable preferred stock
  to common stock.......................     --             --             --           (20,674,454)
Common stock............................     --             --             --            20,674,454
Other assets............................     --             --             --               (50,000)
Issuance costs associated with proceeds
  on sale of redeemable preferred
  stock.................................     --             --             --                50,000
Note payable............................     --             --             --             2,679,165
Grant of warrants.......................     --             --             --               974,627
Note payable discount...................     --             --             --            (3,653,792)
Unrealized losses (gains) on marketable
  securities............................    186,318        (247,495)      41,432            (19,745)
Accumulated deficit.....................   (186,318)        247,495      (41,432)            19,745
Capitalized interest on property and
  equipment.............................   (115,379)        --             --              (312,476)
Amortization of bond issuance costs.....     30,308         --             --                83,315
Amortization of note payable discount
  ......................................     85,071         --             --               229,161
                                          ---------     -----------     --------      -------------
                                          $  --         $   --          $  --         $   --
                                          =========     ===========     ========      =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the portion of the to be filed Definitive Proxy Statement captioned "Proposal I - Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the portion of the to be filed Definitive Proxy Statement captioned "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the portion of the to be filed Definitive Proxy Statement captioned "Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the portion of the to be filed Definitive Proxy Statement captioned "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K:

        (1) Index to Consolidated Financial Statements.

        See index on page 13.

     (b) Reports on Form 8-K

        There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

     (c) Exhibits

EXHIBIT NO.                                   TITLE
-----------     -----------------------------------------------------------------
    3.1         Amended and Restated Articles of Organization.                     *1* (3.1)
    3.2         By-laws, as amended.                                               *1* (3.2)
    3.3         Certificate of Vote of Directors Establishing the Series A Junior  *9* (3.3)
                Participating Cumulative Preferred Stock, dated February 3, 1995
    4.1         Shareholder Rights Agreement dated as of February 2, 1995,         *7*
                between the Company and the First National Bank of Boston.
   10.1         Research Agreement dated as of July 1, 1990 between Brigham and    *1* (10.1)
                Women's Hospital, Inc. ("Brigham and Women's") and the Company
                ("Onderdonk Research Agreement").
   10.2         Modification Number 1 to Onderdonk Research Agreement dated        *1* (10.2)
                November 21, 1991.
   10.3         Modification Number 2 to Onderdonk Research Agreement dated        *4* (10.3)
                February 9, 1993.
   10.4         Modification Number 3 to Onderdonk Research
                Agreement dated June 9, 1993.                                      *4* (10.3A)
   10.5         Research Agreement (Czop) dated as of November 30, 1990 between    *1* (10.3)
                Brigham and Women's and the Company ("Czop Research Agreement").
   10.6         Amendment No. 1 to Czop Research Agreement effective as of         *3* (10.4)
                November 1, 1992.
   10.7         License Agreement dated as of November 30, 1990 between Brigham    *1* (10.4)
                and Women's and the Company.
   10.8         License Agreement dated March 22, 1988 between Massachusetts       *1* (10.5)
                Institute of Technology ("MIT") and the Company ("MIT License
                Agreement").
   10.9         Amendment to MIT License Agreement dated June 27, 1991.            *1* (10.6)
   10.10        Revised Letter Agreement dated October 8, 1992 between the         *3* (10.8)
                Company and Bruce Bistrian.
   10.11        Loan Agreement dated May 15, 1991 between the Company and          *1* (10.10)
                Flagship Bank and Trust Company ("Flagship").
   10.12        Security Agreement dated May 15, 1991 between the Company and      *1* (10.11)
                Flagship.
   10.13        Loan Agreement dated July 30, 1992 between the Company and         *2* (10.11A)
                Flagship.
   10.14        Loan Agreement dated October 18, 1994 between the Company and      *8* (10.14)
                Flagship.
   10.14A       Security Agreement dated October 18, 1994 between the Company and  *8* (10.14A)
                Flagship.

EXHIBIT NO.                                   TITLE
-----------     -----------------------------------------------------------------
   10.15        Amended and Restated Shareholders Agreement dated as of February   *1* (10.12)
                14, 1992 among the Company and certain stockholders.
   10.16        Convertible Preferred Stock Purchase Agreement dated as of         *1* (10.13)
                February 14, 1992 among the Company and certain purchasers of the
                Company's Series E Convertible Redeemable Preferred Stock.
   10.17        Convertible Preferred Stock Purchase Agreement dated as of April   *1* (10.14)
                30, 1991 among the Company and certain purchasers of the
                Company's Series D Convertible Redeemable Preferred Stock.
   10.18        Convertible Preferred Stock Purchase Agreement dated as of         *1* (10.15)
                September 26, 1990 among the Company and certain purchasers of the Company's Series C Convertible Redeemable Preferred Stock.
   10.19        Convertible Preferred Stock Purchase Agreement dated as of March   *1* (10.16)
                23, 1989 among the Company and certain purchasers of the
                Company's Series B Convertible Redeemable Preferred Stock.
   10.20        Convertible Preferred Stock Purchase Agreement dated as of March   *1* (10.17)
                3, 1988 among the Company and certain purchasers of the Company's
                Series A Convertible Redeemable Preferred Stock.
   10.21        Employment Letter with Gustav Christensen dated November 20,       *1* (10.20)
                1991, as amended through March 16, 1992.
   10.22        Employment Letter with Gary Ostroff dated August 1, 1988.          *1* (10.21)
   10.23        Retainer Letter with Lawrence C. Hoff dated January 23, 1992.      *1* (10.22)
   10.24        Employment Letter with Robert DuFresne dated January 31, 1992.     *1* (10.23)
   10.25        Employment Letter with Peter H. Grassam dated August 18, 1993.     *6* (10.24)
   10.26        Retainer Letter with Bernard Canavan dated January 19, 1994.       *6* (10.25)
   10.27        Employment Letter with Michael E. Fiander dated October 29, 1994.  *8* (10.27)
   10.28        Employment Letter with Augustine Lawlor dated October 24,1994.     *8* (10.28)
   10.29        Form of Employee Confidentiality Agreement.                        *1* (10.25)
   10.30        Form of Employee Non-Compete Agreement.                            *1* (10.26)
   10.31        Stock Purchase and Restriction Agreement dated as of January 1,    *1* (10.27)
                1992 between the Company and Lawrence C. Hoff.
   10.32        Stock Purchase and Restriction Agreement dated as of November 5,   *1* (10.27)
                1991 between the Company and Michael E. Porter.
   10.33        Stock Restriction Agreement dated as of December 31, 1991 between  *1* (10.29)
                the Company and Dean Witter Reynolds, Inc. as custodian for
                Gustav A. Christensen IRA.
   10.34        Stock Purchase and Restriction Agreement dated as of December 31,  *1* (10.30)
                1991 between the Company and Gustav A. Christensen.
   10.35        Stock Purchase and Restriction Agreement dated as of December 31,  *1* (10.31)
                1991 between the Company and Dean Witter Reynolds Inc. as
                custodian for Gustav A. Christensen IRA.
   10.36        Lease dated February 1, 1990 between the Company and Worcester     *2* (10.32)
                Business Development Corporation ("Two Biotech Park Lease").
   10.37        First Amendment to Two Biotech Park Lease dated as of June 1,      *2*
                1991.
 ( 10.32A)
   10.38        Second Amendment to Two Biotech Park Lease dated as of February    *2*
                1, 1992.
 ( 10.32B)
   10.39        Lease dated July 11, 1990 between the Company and Worcester        *2* (10.33)
                Business Development Corporation ("Three Biotech Park Lease").

EXHIBIT NO.                                   TITLE
-----------     -----------------------------------------------------------------
   10.40        First Amendment to Three Biotech Park Lease dated as of August     *1* (10.34)
                13, 1991.
   10.41        Second Amendment to Three Biotech Park Lease dated as of April 1,  *2*
                1992.
 ( 10.34A)
   10.42        Third Amendment to Three Biotech Park Lease dated as of December   *8* (10.42)
                21, 1992.
   10.42A       Fourth Amendment to Three Biotech Park Lease dated as of October
                29,
 ( 10.42A)      1993.                                                              *8*
   10.42B       Fifth Amendment to Three Biotech Park Lease dated as of May 31,    *8*
                1994.
 ( 10.42B)
   10.42C       Sixth Amendment to Three Biotech Park Lease dated as of March 27,
 ( 10.42C)      1995.                                                              *8*
   10.43        Sublease dated December 1, 1993 between the Company and Phytera,   *6* (10.40)
                Inc.
   10.44        1988 Stock Option and Grant Plan, as amended on February 22,       *6* (10.41)
                1994.
   10.45        Open-End Mortgage Deed and Security Agreement dated as of          *3* (10.40)
                February 1, 1993 between the Company and Rhode Island Port
                Authority and Economic Development Corporation ("RIPA").
   10.46        Loan Agreement dated as of February 1, 1993 between the Company    *3* (10.41)
                and RIPA.
   10.47        Option Agreement dated as of February 17, 1993 between the         *3* (10.42)
                Company and RIPA.
   10.48        Letter Agreement dated as of February 17, 1993 between the         *3* (10.43)
                Company and RIPA.
   10.49        Trust Indenture dated as of February 1, 1993 between RIPA and      *3* (10.44)
                Fleet National Bank, as Trustee.
   10.50        Agreement to Contract Subdivision Improvements dated as of         *3* (10.45)
                February 17, 1993 between the Company and RIPA.
   10.51        Form of Clinical Trial Agreement.                                  *3* (10.46)
   10.52        Form of Purchase Agreement dated as of May 28, 1993 between the    *5* (10.45)
                Company and the Purchasers.
   10.53        Master Lease Agreement August 5, 1996, between the Company and     Filed Herewith
                Comdisco, Inc.
   22           Subsidiaries of the Registrant.                                    *3* (22)
   23           Consent of Independent Public Accountants.                         Filed Herewith
  *1*           Incorporated by reference to the designated exhibit of the
                Registration Statement on Form S-1 No. 33-46606 filed March 24,
                1992.
  *2*           Incorporated by reference to the designated exhibit of Amendment
                No. 1 to the Registration Statement on Form S-1 No. 33-46606
                filed August 24, 1992.
  *3*           Incorporated by reference to the designated exhibit of the Annual
                Report on Form 10-K, Commission File No. 0-20023, filed March 31,
                1993.
  *4*           Incorporated by reference to the designated exhibit of the
                Registration Statement on Form S-1 No. 33-64336 filed June 11,
                1993.
  *5*           Incorporated by reference to the designated exhibit of Amendment
                No. 1 to the Registration Statement on Form S-1 No. 33-64336
                filed July 2, 1993.
  *6*           Incorporated by reference to the designated exhibit of the Annual
                Report on Form 10-K, Commission File No. 0-20023, filed March 31,
                1994.

EXHIBIT NO.                                   TITLE
-----------     -----------------------------------------------------------------
  *7*           Incorporated by reference to Exhibit 4.1 of the Current Report on
                Form 8- K, Commission File No. 0-20023, filed February 6, 1995.
  *8*           Incorporated by reference to the designated exhibit of the Annual
                Report on Form 10-K, Commission File No. 0-20023, filed March 24,
                1995.
  *9*           Incorporated by reference to the designated exhibit of the Annual
                Report on Form 10-K, Commission File No. 0-20023, filed January
                29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALPHA-BETA TECHNOLOGY, INC.
                                            (Registrant)

                                            By:       /s/ SPIROS JAMAS

                                              ----------------------------------
                                                 SPIROS JAMAS, PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

                  SIGNATURE                                        TITLE
---------------------------------------------  ---------------------------------------------

              /s/ SPIROS JAMAS                 Director, President and Chief Executive
---------------------------------------------  Officer (Principal Executive Officer)
                SPIROS JAMAS

         /s/ D. DAVIDSON EASSON, JR.           Director, Treasurer and Executive Vice
---------------------------------------------  President (Principal Financial Officer)
           D. DAVIDSON EASSON, JR.

            /s/ WILLIAM D. ROMEO               Director of Finance (Principal Accounting
---------------------------------------------  Officer)
              WILLIAM D. ROMEO

          /s/ GUSTAV A. CHRISTENSEN            Chairman of the Board
---------------------------------------------
            GUSTAV A. CHRISTENSEN

             /s/ BERNARD CANAVAN               Director
---------------------------------------------
               BERNARD CANAVAN

            /s/ LAWRENCE C. HOFF               Director
---------------------------------------------
              LAWRENCE C. HOFF

             /s/ PETER H. LEVINE               Director
---------------------------------------------
               PETER H. LEVINE

            /s/ MICHAEL E. PORTER              Director
---------------------------------------------
              MICHAEL E. PORTER