Form 10-Q
period 1997-03-31
ALPHA BETA TECHNOLOGY INC
filed 1997-05-14
CIK 841168

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)
    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.

                                       OR

    [  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the transition period from _____ to ______.


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


                       Yes  X   No
                           ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            CLASS                                 OUTSTANDING AT MAY 12, 1997
            -----                                 ---------------------------

  Common stock, $.01 par value                            16,743,308


================================================================================

                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX
                                      -----


                                                                                   Page
                                                                                   ----

PART I. FINANCIAL INFORMATION:
        ----------------------

  Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 1996 and
          March 31, 1997 .........................................................   3


          Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1997, and for the period from
          inception through March 31, 1997 .......................................   4

          Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1997, and from the period of
          inception through March 31, 1997 .......................................   5


          Notes to Condensed Consolidated Financial Statements ...................   7


  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ................................................   9



PART II. OTHER INFORMATION:
         ------------------

  Item 1.   Legal Proceedings ....................................................  11


  Item 2.   Changes in Securities ................................................  11


  Item 3.   Defaults Upon Senior Securities ......................................  11


  Item 4.   Submission of Matters to a Vote of Security Holders ..................  11


  Item 5.   Other Information ....................................................  11


  Item 6.   Exhibits and Reports on Form 8-K .....................................  11



SIGNATURES .......................................................................  12
----------


                                            ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,            March 31,
                                                                                                    1996                  1997
                                                                                               -------------          -------------
                                                                                                                       (Unaudited)

                               ASSETS

Current assets:
  Cash and cash equivalents                                                                    $  21,885,111          $  14,892,920
  Marketable securities                                                                           18,700,325             18,379,008
  Other current assets                                                                               646,231                749,734
                                                                                               -------------          -------------

      Total current assets                                                                        41,231,667             34,021,662
                                                                                               -------------          -------------

Property and equipment, net of accumulated depreciation and amortization                          28,116,222             27,316,734
                                                                                               -------------          -------------

Other assets:
  Bond issuance costs, net                                                                         1,068,383              1,053,229
  Other                                                                                              135,554                129,722
                                                                                               -------------          -------------
                                                                                                   1,203,937              1,182,951
                                                                                               -------------          -------------

                                                                                               $  70,551,826          $  62,521,347
                                                                                               =============          =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and
      capital lease obligations                                                                $   1,119,226          $   1,134,226
  Accounts payable                                                                                 2,161,078              3,165,302
  Accrued expenses                                                                                   711,451                676,157
                                                                                               -------------          -------------

      Total current liabilities                                                                    3,991,755              4,975,685
                                                                                               -------------          -------------

Term notes payable and capital lease obligations, net of current portion                          25,777,252             25,526,231
                                                                                               -------------          -------------

Stockholders' equity :
  Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued - none                       --                     --
  Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 16,723,369 shares and 16,743,308 shares at December 31,
    1996 and March 31, 1997, respectively                                                            167,234                167,433
  Additional paid-in capital                                                                     147,547,833            147,737,171
  Deficit accumulated during the development stage                                              (106,842,888)          (115,837,279)
  Deferred compensation                                                                              (89,360)               (47,894)
                                                                                               -------------          -------------

     Total stockholders' equity                                                                   40,782,819             32,019,431
                                                                                               -------------          -------------

                                                                                               $  70,551,826          $  62,521,347
                                                                                               =============          =============


                             See accompanying notes.


                                       ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                                                                      March 2, 1988
                                                                          Three months ended                           (inception)
                                                                               March 31,                                 through
                                                               ---------------------------------------                   March 31,
                                                                   1996                       1997                        1997
                                                               ------------                -----------                -------------
Revenues:

    Interest                                                    $   447,396                $   514,316                $   8,546,794
    Other                                                             1,584                        340                      450,967
                                                                -----------                -----------                -------------
      Total revenues                                                448,980                    514,656                    8,997,761
                                                                -----------                -----------                -------------

Expenses:

    Research and development                                      5,744,315                  7,389,210                   91,158,001
    General and administrative                                    1,119,832                  1,278,078                   23,958,465
    Interest                                                        841,995                    807,155                    9,703,715
                                                                -----------                -----------                -------------

      Total expenses                                              7,706,142                  9,474,443                  124,820,181
                                                                -----------                -----------                -------------

      Net loss                                                  $(7,257,162)               $(8,959,787)               $(115,822,420)
                                                                ===========                ===========                =============


Net loss per common share                                       $     (0.50)               $     (0.54)
                                                                ===========                ===========

Weighted average number of common
    shares outstanding                                           14,438,157                 16,732,386
                                                                ===========                ===========



                             See accompanying notes.


                                            ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                                      March 2, 1988
                                                                                        Three months ended             (inception)
                                                                                              March 31,                  through
                                                                                   -----------------------------         March 31,
                                                                                       1996             1997               1997
                                                                                   ------------      -----------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(7,257,162)      $(8,959,787)     $(115,822,420)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
      Depreciation and amortization                                                    864,541           664,179         12,469,630
      Amortization of investment premium                                                40,588            17,453          1,845,721
      Amortization of deferred financing and bond issuance costs                        57,688            57,688            634,678
      Noncash compensation related to stock options,
          warrants and common stock                                                    109,668           153,594          2,252,544
    Changes in assets and liabilities:
      Other current assets                                                             107,514          (103,503)          (749,734)
      Accounts payable                                                                 450,346         1,004,224          3,165,302
      Accrued expenses                                                                  (3,143)          (35,294)           676,157
                                                                                   -----------       -----------      -------------

             Net cash used for operating activities                                 (5,629,960)       (7,201,446)       (95,528,122)
                                                                                   -----------       -----------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in marketable securities                                     9,219,509           269,261        (20,239,594)
    Increase in property and equipment                                                (177,570)          (67,185)       (39,468,469)
    Increase in restricted cash                                                           --                --          (32,425,737)
    Payments from restricted cash                                                         --                --           32,425,737
    Decrease (increase) in other assets                                                  4,562             5,832           (206,790)
    Increase in bond issuance costs                                                       --                --           (1,303,237)
                                                                                   -----------       -----------      -------------

             Net cash provided by (used for) investing activities                    9,046,501           207,908        (61,218,090)
                                                                                   -----------       -----------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible subordinated notes payable to stockholders                  --                --            2,300,000
    Proceeds from equipment line of credit                                                --                --            3,261,600
    Proceeds from equipment lease                                                         --             202,494            202,494
    Payments on capital lease obligations                                               (3,155)             --             (180,867)
    Proceeds from term notes payable                                                      --                --           27,835,947
    Payments on term notes payable                                                    (340,479)         (278,556)        (4,159,857)
    Proceeds from sale of convertible redeemable preferred stock, net
       of issuance costs                                                                  --                --           24,560,465
    Proceeds from issuance of common stock, net of issuance costs                   39,344,972            77,409        117,819,350
                                                                                   -----------       -----------      -------------

             Net cash provided by financing activities                              39,001,338             1,347        171,639,132
                                                                                   -----------       -----------      -------------


Net increase (decrease) in cash and cash equivalents                                42,417,879        (6,992,191)        14,892,920

Cash and cash equivalents, beginning of period                                      10,120,843        21,885,111               --
                                                                                   -----------       -----------      -------------

Cash and cash equivalents, end of period                                           $52,538,722       $14,892,920      $  14,892,920
                                                                                   ===========       ===========      =============

Interest paid (net of capitalized interest)                                        $   841,995      $    749,465      $   9,215,601
                                                                                   ===========      ============      =============




                             See accompanying notes.


                                            ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                            (Unaudited)


                                                                                                                      March 2, 1988
                                                                                            Three months ended         (inception)
                                                                                                 March 31,               through
                                                                                         ------------------------        March 31,
                                                                                           1996          1997              1997
                                                                                         ---------     ----------     --------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      Equipment under capital lease ................................................      $   --        $    --        $   (178,886)
      Furniture and equipment under capital lease ..................................          --             --             178,886

      Conversion of line of credit to term note payable ............................          --             --          (2,144,525)
      Issuance of term note payable ................................................          --             --           2,144,525

      Grant of common stock ........................................................        12,143        120,474           323,053
      Compensation related to common stock grant ...................................       (12,143)      (120,474)         (323,053)

      Cancellation of stock options ................................................       (51,744)          --            (166,170)
      Grant of stock options and restricted stock ..................................          --             --           1,996,153
      Deferred compensation on stock options and restricted stock ..................        51,744           --          (1,829,983)

      Grant of warrants ............................................................          --             --             132,000
      Deferred compensation on warrants ............................................          --             --            (132,000)

      Conversion of subordinated notes payable to redeemable preferred stock .......          --             --          (2,300,000)
      Issuance of redeemable preferred stock .......................................          --             --           2,300,000

      Conversion of redeemable preferred stock to common stock .....................          --             --         (20,674,454)
      Common stock .................................................................          --             --          20,674,454

      Other assets .................................................................          --             --             (50,000)
      Issuance costs associated with proceeds on sale of redeemable
         preferred stock ...........................................................          --             --              50,000

      Note payable .................................................................          --             --           2,679,165
      Grant of warrants ............................................................          --             --             974,627
      Note payable discount ........................................................          --             --          (3,653,792)

      Unrealized losses on marketable securities ...................................        46,856         34,604            14,859
      Accumulated deficit ..........................................................       (46,856)       (34,604)          (14,859)

      Capitalized interest in property and equipment ...............................          --             --            (312,476)
      Amortization of bond issuance costs ..........................................          --             --              83,315
      Amortization of note payable discount ........................................          --             --             229,161
                                                                                          --------      ---------      ------------
                                                                                          $   --        $    --        $      --
                                                                                          ========      =========      ============


                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.


2.   NET LOSS PER COMMON SHARE

     For the three month periods ended March 31, 1996 and 1997, net loss per common share was computed using the weighted average number of common shares outstanding during the period.


3.   MARKETABLE SECURITIES


     The amortized cost and estimated fair market values of the Company's securities at March 31, 1997 are presented below. The Company did not realize any gains or losses from securities sold in the three months ended March 31, 1997 and 1996.


                                                                 GROSS             GROSS
                                               AMORTIZED       UNREALIZED        UNREALIZED         MARKET
    SECURITIES AVAILABLE FOR SALE                COST            GAINS             LOSSES            VALUE
--------------------------------------       -------------     ----------       -----------       -----------

U.S. Government obligations
   (average maturity of 6 months)             $ 2,498,612        $2,328           $     0         $ 2,500,940

Corporate debt securities (average
     maturity of 5 months)                     15,895,255             0            17,187          15,878,068
                                              -----------        ------           -------         -----------

                                              $18,393,867        $2,328           $17,187         $18,379,008
                                              ===========        ======           =======         ===========


4.   NEW ACCOUNTING STANDARD

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, this statement will require restatement of prior years earnings per share. The Company will adopt this statement for its fiscal year ended

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997. In addition, the Company believes that the adoption of SFAS 128 will not have a material effect on its financical statements.

5.   SUBSEQUENT EVENT

     On May 8, 1997, the Company announced that it signed a term sheet to acquire all of the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the terms of the term sheet, which is based on a value of $3.0 million, MycoTox shareholders will receive a $1.0 million up-front payment consisting of cash and common stock.
An additional $2.0 million of common stock will be issued subject to future performance and time-based milestones.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of March 31, 1997, the Company's accumulated deficit was $115,837,279.


RESULTS OF OPERATIONS

Revenues
--------

     Revenues to date have consisted primarily of interest earned from the investment of cash balances. For the three month periods ended March 31, 1997 and 1996, revenues were $514,656 and $448,980, respectively. This increase of $65,676 was due to additional interest earned as a result of higher average cash balances in the first quarter of 1997 compared with the first quarter of 1996.


Operating Expenses
------------------

     For the three month periods ended March 31, 1997 and 1996, research and development expenses were $7,389,210 and $5,744,315, respectively. This increase of $1,644,895 was primarily due to costs related to the clinical trials for Betafectin. The Company does not expect research and development expenses to continue to increase over 1996 levels for the remainder of 1997; however, these expenses are expected to increase in future years, reflecting activities related to performing clinical trials of Betafectin in surgery and other indications, the development of additional products and the operation of the commercial manufacturing facility for research and development purposes.

     For the three month periods ended March 31, 1997 and 1996, general and administrative expenses were $1,278,078 and $1,119,832, respectively. The increase of $158,246 was primarily due to increases in non-cash equity compensation expense and corporate development activities. General and administrative expenses are expected to increase over 1996 levels in 1997 and in future years reflecting the planned efforts to commercialize Betafectin.

     For the three month periods ended March 31, 1997 and 1996, interest expense was $807,155 and $841,995, respectively. This decrease of $34,840 was primarily due to lower loan balances in the first quarter of 1997 compared with the first quarter of 1996.


Net Loss
--------

     The net loss for the three months ended March 31, 1997 was $8,959,787 ($0.54 per share) compared to $7,257,162 ($0.50 per share) for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $33,272,000 in cash equivalents and marketable securities at March 31, 1997, compared to $40,585,000 at December 31, 1996. This decrease was primarily due to approximately $7,201,000 of cash used for operating activities.

     The increase in Accounts Payable from December 31, 1996, to March 31, 1997, is due to the timing of scheduled payments for the Company's Phase III clinical trial of Betafectin.

     Since inception, the Company has invested approximately $6,233,000 in property and equipment, exclusive of costs related to the investment in the Betafectin commercial manufacturing facility. The property and equipment have been financed in large part by approximately $3,862,000 in loans, of which approximately $1,038,000 was outstanding as of March 31, 1997.

     The Company expects to incur substantial additional operating expenses in 1997 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of March 31, 1997, the Company had working capital of approximately $29,046,000. Based on its current plans, the Company anticipates that its existing capital resources will enable it to maintain its current and planned operations and capital expenditures into the second quarter of 1998. The Company's capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds prior to the completion of its Phase III clinical trial for Betafectin through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs and the overall market for biotechnology stocks.

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

     In its Phase II clinical trial of Betafectin for the prevention of serious infection in patients undergoing surgery for inflammatory bowel disease, the Company plans to enroll approximately 240 patients. An interim analysis is planned during the fourth quarter of 1997 and the study is expected to be completed in the first half of 1998.

     On May 8, 1997, the Company announced that it signed a term sheet to acquire all of the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the terms of the term sheet, which is based on a value of $3.0 million, MycoTox shareholders will receive an $1.0 million up-front payment consisting of cash and common stock. An additional $2.0 million of common stock will be issued subject to future performance and time-based milestones. The two companies have been working together since early 1997 to screen small-molecule carbohydrate compounds generated by Alpha-Beta against MycoTox's proprietary agents for anti-fungal activity. The acquisition, if consummated, is expected to accelerate Alpha-Beta's anti-fungal research program, provide an operating anti-fungal drug screening business and complement the technology for the development of a rapid in vitro diagnostic to detect and monitor systemic fungal infections. The incremental increase to Alpha-Beta's 1997 expenses is expected to be approximately $500,000. Consummation of this transaction is subject to the execution of definitive agreements and the satisfaction of any conditions to closing which may be contained therein.

CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

     This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such difference include but are not limited to the following: the collection, verification and analysis of the clinical data for the Company's Phase III clinical trial; the results of the Company's Phase III trial and for other clinical development programs; the timing and adequacy of patient accruals for the Company's Phase II trial for Betafectin; the results of the interim analysis of the Company's Phase II trial for Betafectin; the impact on the Company's cash burn rate resulting from any additional research and development programs; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug Administration; the competitive environment and market conditions for the biotechnology industry; the uncertainties inherent in negotiating and documenting acquisitions; the challenges of integrating the operations of a newly acquired business; and general economic conditions.

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



                                         ALPHA-BETA TECHNOLOGY, INC.


Date: May 13, 1997                       By /s/ William D. Romeo
     --------------------                   ------------------------------------
                                            William D. Romeo, Director, Finance