Form 10-Q
period 1997-06-30
ALPHA BETA TECHNOLOGY INC
filed 1997-08-14
CIK 841168

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

   (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to _________.


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


                              Yes  X  No
                                  ---    ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                     Outstanding at August 4, 1997
               -----                     -----------------------------
      Common stock, $.01 par value                  16,825,989


================================================================================

                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----
PART I.    FINANCIAL INFORMATION:
           ---------------------

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets at December 31, 1996,
      and June 30, 1997 ................................................... 3

      Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1997, and from the period from inception through June 30, 1997 ..................................... 4

      Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1997, and from the period from inception through June 30, 1997 ..................................... 5

      Notes to Condensed Consolidated Financial Statements................. 7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  10



PART II.   OTHER INFORMATION:
           -----------------

   Item 1. Legal Proceedings...............................................13


   Item 2. Changes in Securities...........................................13


   Item 3. Defaults Upon Senior Securities.................................13


   Item 4. Submission of Matters to a Vote of Security Holders.............13


   Item 5. Other Information...............................................13


   Item 6. Exhibits and Reports on Form 8-K................................13



SIGNATURES.................................................................14
----------

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          December 31,             June 30,
                                                             1996                   1997
                                                          -------------         -------------
                                                                                 (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                               $  21,885,111         $  12,959,799
  Marketable securities                                      18,700,325            11,834,186
  Other current assets                                          646,231               516,807
                                                          -------------         -------------

      Total current assets                                   41,231,667            25,310,792
                                                          -------------         -------------

Property and equipment, net of accumulated
    depreciation and amortization                            28,116,222            26,829,576
                                                          -------------         -------------

Other assets:
  Bond issuance costs, net                                    1,068,383             1,038,075
  Other                                                         135,554               223,889
                                                          -------------         -------------
      Total other assets                                      1,203,937             1,261,964
                                                          -------------         -------------

                                                          $  70,551,826         $  53,402,332
                                                          =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and
    capital lease obligations                             $   1,119,226         $   1,149,226
  Accounts payable                                            2,161,078             2,816,787
  Accrued expenses                                              711,451               585,075
                                                          -------------         -------------

      Total current liabilities                               3,991,755             4,551,088
                                                          -------------         -------------

Term notes payable and capital lease obligations,
  net of current portion                                     25,777,252            25,275,210
                                                          -------------         -------------

Stockholders' equity :
  Preferred stock, $.01 par value - authorized
    -- 1,000,000 shares, issued - none                               --                    --
  Common stock, $.01 par value - authorized
    -- 30,000,000 shares, issued and
    outstanding -- 16,723,369 shares and
    16,825,989 shares at December 31,
    1996 and June 30, 1997, respectively                        167,234               168,260
  Additional paid-in capital                                147,547,833           149,254,464
  Deficit accumulated during the development stage         (106,842,888)         (125,805,754)
  Deferred compensation                                         (89,360)              (40,936)
                                                          -------------         -------------

     Total stockholders' equity                              40,782,819            23,576,034
                                                          -------------         -------------

                                                          $  70,551,826         $  53,402,332
                                                          =============         =============

                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                 March 2, 1988
                                                                                                                  (inception)
                                                 Three months ended                 Six months ended                through
                                                     June 30,                            June 30,                   June 30,
                                         -------------------------------     -------------------------------     -------------
                                              1996              1997              1996              1997              1997
                                         -------------     -------------     -------------     -------------     -------------

Revenues:
     Interest                            $     770,361     $     399,760     $   1,217,757     $     914,076     $   8,946,554
     Other                                       2,927             2,193             4,511             2,533           453,160
                                         -------------     -------------     -------------     -------------     -------------
           Total revenues                      773,288           401,953         1,222,268           916,609         9,399,714
                                         -------------     -------------     -------------     -------------     -------------


Expenses:

     Research and development                6,006,951         6,589,405        11,751,266        13,978,615        97,747,406
     General and administrative              1,176,703         1,009,356         2,296,535         2,287,434        24,967,821
     Acquired in-process research and
           development (Note 4)                     --         2,014,004                --         2,014,004         2,014,004
     Interest                                  806,594           783,846         1,648,589         1,591,001        10,487,561
                                         -------------     -------------     -------------     -------------     -------------
           Total expenses                    7,990,248        10,396,611        15,696,390        19,871,054       135,216,792
                                         -------------     -------------     -------------     -------------     -------------
           Net loss                      $  (7,216,960)    $  (9,994,658)    $ (14,474,122)    $ (18,954,445)    $(125,817,078)
                                         =============     =============     =============     =============     =============

Net loss per common share                $       (0.43)    $       (0.60)    $       (0.93)    $       (1.13)
                                         =============     =============     =============     =============

Weighted average number of common
     shares outstanding                     16,701,940        16,757,501        15,536,612        16,744,725
                                         =============     =============     =============     =============


                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     March 2, 1988
                                                                 Six months ended                     (inception)
                                                                     June 30,                           through
                                                       ---------------------------------------          June 30,
                                                             1996                   1997                 1997
                                                       ----------------      -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (14,474,122)        $ (18,954,445)        $(125,817,078)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
   Depreciation and amortization                             1,717,244             1,314,219            13,119,670
   Amortization of investment premium                           46,674                45,399             1,873,667
   Amortization of deferred financing and
    bond issuance costs                                        115,378               115,378               692,368
   Noncash compensation related to stock options,
      warrants and common stock                                133,405               160,552             2,259,502
   Charges related with acquired in-process
    research and development (Note 4)                               --             2,014,004             2,014,004
  Changes in operating assets and liabilities:
       Other current assets                                   (462,843)              132,144              (514,087)
       Accounts payable                                        334,579               619,542             2,780,620
       Accrued expenses                                        (33,325)             (169,233)              542,218
                                                         -------------         -------------         -------------
         Net cash used for operating activities            (12,623,010)          (14,722,440)         (103,049,116)
                                                         -------------         -------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in marketable securities             (16,192,314)            6,812,319           (13,696,536)
  Net cash used in the purchase of MycoTox                          --              (580,900)             (580,900)
  Increase in property and equipment                          (370,644)             (275,405)          (39,676,689)
  Increase in restricted cash                                       --                    --           (32,425,737)
  Payments from restricted cash                                     --                    --            32,425,737
  Decrease (increase) in other assets                            6,581                11,665              (200,957)
  Increase in bond issuance costs                                   --                    --            (1,303,237)
                                                         -------------         -------------         -------------
         Net cash used for (provided by)
           investing activities                            (16,556,377)            5,967,679           (55,458,319)
                                                         -------------         -------------         -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible subordinated
    notes payable to stockholders                                   --                    --             2,300,000
  Proceeds from equipment line of credit                            --                    --             3,261,600
  Proceeds from equipment lease                                     --               291,032               291,032
  Payments on capital lease obligations                         (6,363)                   --              (180,867)
  Proceeds from notes payable                                       --                    --            27,835,947
  Payments on notes payable                                   (680,959)             (557,112)           (4,438,413)
  Proceeds from sale of convertible redeemable
    preferred stock, net of issuance costs                          --                    --            24,560,465
  Proceeds from sale of common stock, net of
    issuance costs                                          39,453,316                95,529           117,837,470
                                                         -------------         -------------         -------------
        Net cash provided by financing activities           38,765,994              (170,551)          171,467,234
                                                         -------------         -------------         -------------

Net increase (decrease) in cash and cash
  equivalents                                                9,586,607            (8,925,312)           12,959,799

Cash and cash equivalents, beginning of period              10,120,843            21,885,111                    --
                                                         -------------         -------------         -------------
Cash and cash equivalents, end of period                 $  19,707,450         $  12,959,799         $  12,959,799
                                                         =============         =============         =============
Interest paid (net of capitalized interest)              $   1,648,589         $   1,385,001         $   9,851,137
                                                         =============         =============         =============

                             See accompanying notes.

                    ALPHA-BETA TECHNOLOGY, INC & SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)




                                                                                                         March 2, 1988
                                                                     Six months ended                     (inception)
                                                                         June 30,                           through
                                                           ---------------------------------------          June 30,
                                                                 1996                   1997                 1997
                                                           ----------------      -----------------     ----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

    Equipment under capital lease ...................        $         --         $         --         $   (178,886)
    Furniture and equipment under capital lease .....                  --                   --              178,886

    Conversion of line of credit to term note payable                  --                   --           (2,144,525)
    Issuance of term note payable ...................                  --                   --            2,144,525

    Grant of common stock ...........................              28,162              138,211              340,790
    Compensation related to common stock grant ......             (28,162)            (138,211)            (340,790)

    Cancellation of stock options ...................             (54,333)                  --             (166,170)
    Grant of stock options and restricted stock .....                  --                   --            1,996,153
    Deferred compensation on stock options and
       restricted stock .............................              54,333                   --           (1,829,983)

    Grant of warrants ...............................                  --                   --              132,000
    Deferred compensation on warrants ...............                  --                   --             (132,000)

    Conversion of subordinated notes payable to
       redeemable preferred stock ...................                  --                   --           (2,300,000)
    Issuance of redeemable preferred stock ..........                  --                   --            2,300,000

    Conversion of redeemable preferred stock to
       common stock .................................                  --                   --          (20,674,454)
    Common stock ....................................                  --                   --           20,674,454

    Other assets ....................................                  --                   --              (50,000)
    Issuance costs associated with proceeds
       on sale of redeemable preferred stock ........                  --                   --               50,000

    Note payable ....................................                  --                   --            2,679,165
    Grant of warrants ...............................                  --                   --              974,627
    Note payable discount ...........................                  --                   --           (3,653,792)

    Unrealized losses (gains) on marketable
       securities ...................................              59,010                8,421              (11,324)
    Accumulated deficit .............................             (59,010)              (8,421)              11,324

    Capitalized interest in property and equipment ..                  --                   --             (312,476)
    Amortization of bond issuance costs .............                  --                   --               83,315
    Amortization of note payable discount ...........                  --                   --              229,161
                                                             ------------         ------------         ------------
                                                             $         --         $         --         $         --
                                                             ============         ============         ============

                             See accompanying notes

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


2.   NET LOSS PER COMMON SHARE

     For the three and six month periods ended June 30, 1996 and 1997, net loss per common share was computed using the weighted average number of common shares outstanding during the period.


3.   MARKETABLE SECURITIES

     The amortized cost and estimated fair market values of the Company's securities at June 30, 1997 are presented below. The Company did not realize any gains or losses from securities sold in the six months ended June 30, 1997 and 1996.

                                                      GROSS         GROSS
                                     AMORTIZED      UNREALIZED   UNREALIZED      MARKET
 SECURITIES AVAILABLE FOR SALE          COST          GAINS        LOSSES        VALUE
---------------------------------   -------------   -----------  ------------  -----------
U.S. Government Agency
   obligations (average maturity
   of 4 months) .................   $ 2,500,556   $     4,769   $        --   $ 2,505,325

Corporate debt securities
   (average maturity of 5 months)     9,322,306         6,555            --     9,328,861
                                    -----------   -----------   -----------   -----------
                                    $11,822,862   $    11,324            --   $11,834,186
                                    ===========   ===========   ===========   ===========



4.   ACQUISITION OF MYCOTOX, INC.

     On June 9, 1997 the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of Alpha-Beta common stock. On June 9, 1998, an additional 113,636 shares of common stock will be issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and June 9, 1998, respectively, were valued at $8.80 per share
(the 10 day average price of the Company's common stock

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of future performance milestones.


     The aggregate purchase price of $2,164,024 consisted of the following:

           Common stock                      $ 1,500,000
           Liabilities assumed                    79,024
           Cash paid for acquisition
             and acquisition costs               585,000
                                             ===========
                                             $ 2,164,024
                                             ===========

     In conjunction with the acquisition, the Company recorded approximately $2,014,000 as in-process research and development expense. The $1.0 million of common stock which is subject to future performance milestones will be recorded if those milestones are achieved. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of MycoTox subsequent to June 9, 1997, are included in the Company's consolidated statements of operations.

     The purchase price was allocated based upon the fair value of the assets and intangible assets acquired. The purchase price has preliminarily been allocated as follows:

           Current assets                    $     6,820
           Equipment                              43,200
           Goodwill                              100,000
           In-process research and
           development                         2,014,004
                                             ===========
                                             $ 2,164,024
                                             ===========

     The in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial high risk development and testing prior to the reaching of technological feasibility.


5.   LICENSE AGREEMENT

     In May 1997, the Company entered into a license and sublicense agreement with a third party for patent rights and know how relating to whole glucan particles. In connection with this agreement, the Company received 200,000 shares of Series C convertible preferred stock of this entity, which represents an ownership interest of approximately 9% on a fully-diluted basis. The Company is also entitled to receive license fees based on the net sales, if any, of products incorporating the licensed technology. The Company has not recorded any value relating to this transaction as there is significant uncertainty surrounding the realizibility of any value from the shares received.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






6.   NEW ACCOUNTING STANDARD

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, this statement will require restatement of prior years earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS 128 will not have a material effect on its financial statements.

                     ALPHA-BETA TECHNOLOGY, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of June 30, 1997, the Company's accumulated deficit was $125,805,754.


RESULTS OF OPERATIONS

Revenues
--------

      Revenues to date have consisted primarily of interest earned from the investment of cash balances. For the three month periods ended June 30, 1997 and 1996, revenues were $401,953 and $773,288 respectively. This decrease of $371,335 was primarily due to less interest earned as a result of lower average cash balances in the second quarter of 1997 compared with the second quarter of 1996. Revenues in the six month periods ended June 30, 1997 and 1996 were $916,609 and $1,222,268, respectively. The decrease of $305,659 in the 1997 period resulted primarily from less interest earned as a result of lower average cash balances in the six months ended June 30, 1997, as compared to the same period in 1996.


Operating Expenses
------------------

      For the three month periods ended June 30, 1997 and 1996, research and development expenses were $6,589,405 and $6,006,951, respectively. For the six month periods ended June 30, these expenses increased 19% to $13,978,615 in 1997 from $11,751,266 in 1996. These increases were primarily due to costs related to conducting the Phase III clinical trial for Betafectin. The Company does not expect research and development expenses to continue to increase over 1996 levels for the remainder of 1997; however, these expenses may increase in future years, reflecting activities related to further development and commercialization of Betafectin PGG-glucan, the development of additional products and the operation of the commercial manufacturing facility for research and development purposes.

      For the three and six month periods ended June 30, 1997 and 1996, the Company recorded $2,014,004 of in-process research and development expense related to the acquisition of Mycotox, Inc. See footnote 4 in notes to consolidated financial statements for a full discussion of expenses associated with this acquisition.

      For the three month periods ended June 30, 1997 and 1996, general and administrative expenses were $1,009,356 and $1,176,703, respectively. This decrease of $167,347 was primarily due to a decrease in professional service expenses. For the six month periods ended June 30, these expenses decreased to $2,287,434 in 1997 from $2,296,535 in 1996. General and administrative expenses are not expected to increase over 1996 levels in 1997; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

      For the three month periods ended June 30, 1997 and 1996, interest expense was $783,846 and $806,594, respectively. For the six month periods ended June 30, interest expense decreased to $1,591,001 in 1997 from $1,648,589 in 1996. This decrease of $57,588 was primarily due to lower loan balances in the first half of 1997 compared with the first half of 1996.


Net Loss
--------

      The net loss for the six months ended June 30, 1997 was $18,954,445 ($1.13 per share) compared to $14,474,122 ($.93 per share) for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had $24,793,985 in cash equivalents and marketable securities at June 30, 1997, compared to $40,585,436 at December 31, 1996. This decrease was primarily due to approximately $14,722,000 of cash used for operating activities and $585,000 of cash used for the June 1997 acquisition of Mycotox, Inc. (see footnote 4 in notes to consolidated financial statements).

      The Company expects to incur substantial additional operating expenses in 1997 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of June 30, 1997, the Company had working capital of approximately $20,760,000. Based on its current rate of expenditures, the Company projects that its existing capital resources would enable it to maintain its current and planned operations and capital expenditures into the second quarter of 1998. The Company's capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds prior to obtaining regulatory approval for Betafectin (and, if required, prior to the completion of additional Phase III clinical trials of Betafectin) through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs, the status of its discussions with the FDA concerning obtaining regulatory approval of Betafectin and the overall market for biotechnology stocks.

     On June 9, 1997 the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of the Company's common stock. On June 9, 1998, an additional 113,636 shares of common stock will be issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and June 9, 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of future performance milestones.

     On August 4, 1997, the Company announced its preliminary analysis of its Phase III clinical study of Betafectin for the prevention of serious infections in patients at high risk for post-operative infections. In the overall study 21% of placebo patients suffered serious post-operative infections compared with 17% of Betafectin-treated patients. This positive trend did not achieve statistical significance in the incidence of patients who developed serious infections by day 30 post-surgery, the primary end-point of the trial. However, a significant reduction of infections was demonstrated in one of the two prospectively defined strata in the trial, patients undergoing non-colorectal gastrointestinal surgeries. In this stratum, 36% of the placebo patients suffered serious post-operative infections compared with 22 % of the Betafectin-treated patients. In the other prospectively defined stratum, patients undergoing colorectal surgeries, there was no difference in the incidence of serious infections between the placebo and Betafectin arms. The Company is continuing to analyze the data from the trial. The Company plans to discuss the results of the trial with the FDA to determine the appropriate steps to take in the development of Betafectin. These steps may include, but are not limited to, the following; filing a product license application ("PLA") for use in non-colorectal surgery patients based on the recently completed Phase III trial; conducting a confirmatory Phase III trial in non-colorectal surgery patients in parallel with a PLA filing; or conducting a confirmatory Phase III trial in non-colorectal surgery patients prior to filing a PLA. The Company will also be reviewing the impact of these results on the ongoing Phase II trial of Betafectin for the prevention of serious infection in patients undergoing surgery for inflammatory bowel disease and on other facets of the Company's operations.


CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

     This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events and results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences include, but are not limited to, the following: further analysis of the data from the Company's Phase III clinical trial; the need for additional Betafectin clinical trials and the outcome of those trials should they occur; the outcome of its other clinical development programs; obtaining the requisite regulatory approvals for Alpha-Beta Technology's products from the U.S. Food and Drug Administration; the need and ability to obtain additional financing; the challenges of integrating the operations of a newly acquired business; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

PART II.    OTHER INFORMATION



Item 1.        Legal Proceedings.   None


Item 2.        Changes in Securities.   None


Item 3.        Defaults Upon Senior Securities.   None


Item 4.        Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Stockholders of Alpha-Beta Technology, Inc. was held on May 28, 1997, for the purpose of: (1) the election of D. Davidson Easson Jr., Sc.D. and Bernard Canavan, M.D. as the two Class II Directors of the Company to serve until the 2000 Annual Meeting of Stockholders and until their successors are duly elected and qualified; and (2) the approval of the Company's 1997 Stock Option and Grant Plan. The following table describes the results of the shareholder votes.

                                                                            VOTES        VOTES
                                                                           IN FAVOR     WITHHELD
                                                                           ---------------------

Election of D. Davidson Easson Jr., Sc.D. as a Classs II Director          14,676,562    59,627

Election of Bernard Canavan, M.D. as a Class II Dirercor                   14,675,962    60,227

                                                                     VOTES         VOTES
                                                                   IN FAVOR       OPPOSED        ABSTAIN
                                                                   -------------------------------------

Approval of the Company's 1997 Stock Option and Grant Plan        6,196,179      3,625,947        30,254


Item 5.        Other Information.   None


Item 6.        Exhibits and Reports on Form 8-K

               A.  Exhibits
                        - Mycotox, Inc. Merger Agreement
                        - Mycotox, Inc. Registration Rights Agreement

               B.  Reports on Form 8-K. None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ALPHA-BETA TECHNOLOGY, INC.


Date: August 13, 1997                   /s/ William D.Romeo
      ---------------                   -------------------------------------
                                        William D. Romeo, Director of Finance