Form 10-Q
period 1997-09-30
ALPHA BETA TECHNOLOGY INC
filed 1997-11-14
CIK 841168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

   (Mark One)

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

                                       OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to _______.


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


                                Yes __X_ No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               CLASS                      OUTSTANDING AT NOVEMBER 11, 1997

      Common stock, $.01 par value                    16,834,046

                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX


                                                                                             Page
                                                                                             ----
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at December 31, 1996, and
      September 30, 1997 .................................................................     3

      Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1997, and from the period from inception through
      September 30, 1997 .................................................................     4

      Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1997, and from the period from inception through
      September 30, 1997 .................................................................     5

      Notes to Condensed Consolidated Financial Statements ...............................     7


   Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations .....................................................    10



PART II. OTHER INFORMATION:

   Item 1. Legal Proceedings .............................................................    13


   Item 2. Changes in Securities .........................................................    13


   Item 3. Defaults Upon Senior Securities ...............................................    13


   Item 4. Submission of Matters to a Vote of Security Holders ...........................    13


   Item 5. Other Information .............................................................    13


   Item 6. Exhibits and Reports on Form 8-K ..............................................    13



SIGNATURES ...............................................................................    14

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,     September 30,
                                                                                     1996              1997
                                                                                -------------     -------------
                                                                                                   (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     $  21,885,111     $   9,040,491
  Marketable securities                                                            18,700,325         7,355,476
  Other current assets                                                                646,231           427,587
                                                                                -------------     -------------

      Total current assets                                                         41,231,667        16,823,554
                                                                                -------------     -------------

Property and equipment, net of accumulated depreciation and amortization           28,116,222        26,195,209
                                                                                -------------     -------------

Other assets:
  Bond issuance costs, net                                                          1,068,383         1,022,921
  Other                                                                               135,554           211,389
                                                                                -------------     -------------
      Total other assets                                                            1,203,937         1,234,310
                                                                                -------------     -------------

                                                                                $  70,551,826     $  44,253,073
                                                                                =============     =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and
        capital lease obligations                                               $   1,119,226     $   1,164,226
  Accounts payable                                                                  2,161,078         2,032,385
  Accrued expenses                                                                    711,451         1,000,150
                                                                                -------------     -------------

      Total current liabilities                                                     3,991,755         4,196,761
                                                                                -------------     -------------

Term notes payable and capital lease obligations, net of current portion           25,777,252        25,024,189
                                                                                -------------     -------------

Stockholders' equity :
  Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued -               --                --
    none
  Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 16,723,369 shares and 16,828,249 shares at December 31,
    1996 and September 30, 1997, respectively                                         167,234           168,282
  Additional paid-in capital                                                      147,547,833       149,272,802
  Deficit accumulated during the development stage                               (106,842,888)     (134,374,983)
  Deferred compensation                                                               (89,360)          (33,978)
                                                                                -------------     -------------

     Total stockholders' equity                                                    40,782,819        15,032,123
                                                                                -------------     -------------

                                                                                $  70,551,826     $  44,253,073
                                                                                =============     =============

                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                March 2, 1988
                                              Three months ended                   Nine months ended             (inception)
                                                 September 30,                        September 30,                through
                                        -------------------------------     -------------------------------     September 30,
                                             1996              1997              1996              1997              1997
                                        -------------     -------------     -------------     -------------     -------------


Revenues:

    Interest                            $     711,306     $     292,416     $   1,929,063     $   1,206,492     $   9,238,970
    Other                                      62,176             4,020            66,687             6,553           457,180
                                        -------------     -------------     -------------     -------------     -------------

      Total revenues                          773,482           296,436         1,995,750         1,213,045         9,696,150
                                        -------------     -------------     -------------     -------------     -------------


Expenses:

    Research and development                6,975,754         6,843,990        18,727,020        20,822,605       104,591,396
    General and administrative                986,737         1,225,376         3,283,272         3,512,810        26,193,197
    Acquired in-process research and
      development (Note 4)                         --                --                --         2,014,004         2,014,004
    Interest                                  826,774           801,577         2,475,363         2,392,578        11,289,138
                                        -------------     -------------     -------------     -------------     -------------

      Total expenses                        8,789,265         8,870,943        24,485,655        28,741,997       144,087,735
                                        -------------     -------------     -------------     -------------     -------------

      Net loss                          $  (8,015,783)    $  (8,574,507)    $ (22,489,905)    $ (27,528,952)    $(134,391,585)
                                        =============     =============     =============     =============     =============


Net loss per common share               $       (0.48)    $       (0.51)    $       (1.41)    $       (1.64)
                                        =============     =============     =============     =============

Weighted average number of common
    shares outstanding                     16,716,692        16,839,273        15,910,469        16,771,262
                                        =============     =============     =============     =============

                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                     March 2, 1988
                                                                                           Nine months ended          (inception)
                                                                                             September 30,              through
                                                                                   ------------------------------    September 30,
                                                                                        1996             1997             1997
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (22,489,905)   $ (27,528,952)   $(134,391,585)
    Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                    2,521,050        1,971,850       13,777,301
      Amortization of investment premium                                                  56,126           59,445        1,887,713
      Amortization of deferred financing and bond issuance costs                         173,066          173,067          750,057
      Noncash compensation related to stock options,
         warrants and common stock                                                       159,837          167,510        2,266,460
      Charges related with acquired in-process research and development (Note 4)              --        2,014,004        2,014,004
    Changes in operating assets and liabilities:
      Other current assets                                                              (495,014)         221,364         (424,867)
      Accounts payable                                                                   858,444         (164,860)       1,996,218
      Accrued expenses                                                                   (38,570)         245,842          957,293
                                                                                   -------------    -------------    -------------

             Net cash used for operating activities                                  (19,254,966)     (22,840,730)    (111,167,406)
                                                                                   -------------    -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in marketable securities                                     (11,392,429)      11,282,261       (9,226,594)
    Net cash used in the purchase of MycoTox                                                  --         (580,900)        (580,900)
    Increase in property and equipment                                                  (639,780)        (292,002)     (39,693,286)
    Decrease (increase) in restricted cash                                               381,347               --      (32,425,737)
    Payments from restricted cash                                                             --               --       32,425,737
    Decrease (increase) in other assets                                                   41,652           17,498         (195,124)
    Increase in bond issuance costs                                                           --               --       (1,303,237)
                                                                                   -------------    -------------    -------------

             Net cash provided by (used for) investing activities                    (11,609,210)      10,426,857      (50,999,141)
                                                                                   -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible subordinated notes payable to stockholders                      --               --        2,300,000
    Proceeds from equipment line of credit                                                    --               --        3,261,600
    Proceeds from equipment lease                                                             --          291,032          291,032
    Payments on capital lease obligations                                                 (9,627)              --         (180,867)
    Proceeds from notes payable                                                               --               --       27,835,947
    Payments on notes payable                                                           (970,155)        (835,668)      (4,716,969)
    Proceeds from sale of convertible redeemable preferred
    stock, net of issuance costs                                                              --               --       24,560,465
    Proceeds from sale of common stock, net of issuance costs                         39,469,762          113,889      117,855,830
                                                                                   -------------    -------------    -------------

             Net cash provided by (used for) financing activities                     38,489,980         (430,747)     171,207,038
                                                                                   -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   7,625,804      (12,844,620)       9,040,491

Cash and cash equivalents, beginning of period                                        10,120,843       21,885,111               --
                                                                                   -------------    -------------    -------------

Cash and cash equivalents, end of period                                           $  17,746,647    $   9,040,491    $   9,040,491
                                                                                   =============    =============    =============

Interest paid (net of capitalized interest)                                        $   2,475,363    $   2,334,888    $  10,801,024
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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)



                                                                                                                  March 2, 1988
                                                                                      Nine months ended            (inception)
                                                                                        September 30,               through
                                                                                -----------------------------     September 30,
                                                                                    1996             1997             1997
                                                                                ------------     ------------     -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

      Equipment under capital lease ........................................    $         --     $         --     $   (178,886)
      Furniture and equipment under capital lease ..........................              --               --          178,886

      Conversion of line of credit to term note payable ....................              --               --       (2,144,525)
      Issuance of term note payable ........................................              --               --        2,144,525

      Grant of common stock ................................................          44,320          156,572          359,151
      Compensation related to common stock grant ...........................         (44,320)        (156,572)        (359,151)

      Cancellation of stock options ........................................         (54,333)              --         (166,170)
      Grant of stock options and restricted stock ..........................              --               --        1,996,153
      Deferred compensation on stock options and restricted stock ..........          54,333               --       (1,829,983)

      Grant of warrants ....................................................              --               --          132,000
      Deferred compensation on warrants ....................................              --               --         (132,000)

      Conversion of subordinated notes payable to redeemable preferred stock              --               --       (2,300,000)
      Issuance of redeemable preferred stock ...............................              --               --        2,300,000

      Conversion of redeemable preferred stock to common stock .............              --               --      (20,674,454)
      Common stock .........................................................              --               --       20,674,454

      Other assets .........................................................              --               --          (50,000)
      Issuance costs associated with proceeds on sale of redeemable
         preferred stock ...................................................              --               --           50,000

      Note payable .........................................................              --               --        2,679,165
      Grant of warrants ....................................................              --               --          974,627
      Note payable discount ................................................              --               --       (3,653,792)

      Unrealized losses (gains) on marketable securities ...................          48,946            3,143          (16,602)
      Accumulated deficit ..................................................         (48,946)          (3,143)          16,602

      Capitalized interest in property and equipment .......................              --               --         (312,476)
      Amortization of bond issuance costs ..................................              --               --           83,315
      Amortization of note payable discount ................................              --               --          229,161
                                                                                ------------     ------------     ------------
                                                                                $         --     $         --     $         --
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


2.   NET LOSS PER COMMON SHARE

     For the three and nine month periods ended September 30, 1996 and 1997, net loss per common share was computed using the weighted average number of common shares outstanding during the period.


3.   MARKETABLE SECURITIES

     The amortized cost and estimated fair market values of the Company's securities at September 30, 1997 are presented below. The Company did not realize any gains or losses from securities sold in the nine months ended September 30, 1997 and 1996.


                                                      GROSS            GROSS
                                  AMORTIZED        UNREALIZED        UNREALIZED          MARKET
SECURITIES AVAILABLE FOR SALE        COST             GAINS            LOSSES             VALUE
-----------------------------    -----------       -----------       -----------       -----------
U.S.  Government Agency
obligations
   (average maturity of
   less than 1 month)             $1,005,263          $ 1,137        $      --        $1,006,400

Corporate debt securities
(average maturity of 7 months)     6,333,611           15,465               --         6,349,076
                                  ----------          -------        ---------        ----------

                                  $7,338,874          $16,602        $      --        $7,355,476
                                  ==========          =======        =========        ==========



4.   ACQUISITION OF MYCOTOX, INC.

     On June 9, 1997 the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of Alpha-Beta common stock. On June 9, 1998, an additional 113,636 shares of common stock will be issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and June 9, 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of performance milestones. On November 7, 1997, the first milestone was met and will result in the issuance of $500,000 of the Company's common stock.


     The aggregate purchase price of $2,164,024 consisted of the following:

             Common stock                        $ 1,500,000
             Liabilities assumed                      79,024
             Cash paid for acquisition
               and acquisition costs                 585,000
                                                 -----------
                                                 $ 2,164,024
                                                 ===========

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

     The purchase price was allocated based upon the fair value of the assets and intangible assets acquired. The purchase price has preliminary been allocated as follows:

             Current assets                         $     6,820
             Equipment                                   43,200
             Goodwill                                   100,000
             In-process research and development      2,014,004
                                                    -----------
                                                    $ 2,164,024
                                                    ===========

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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   RESTRUCTURING COSTS

     In the third quarter of 1997, the Company recorded $688,910 of restructuring costs as a result of a corporate downsizing. Research and development expenses, and general and administrative expenses relating to the downsizing were $519,329 and $169,581, respectively. These charges consist primarily of severance charges of $639,411 for 61 employees. As of September 30, 1997 approximately $125,000 of the restructuring costs have been paid. Substantially all of the restructuring payments are expected to be paid by the end of the fourth quarter of 1997.

7.   TERM NOTE PAYABLE

     At September 30, 1997, approximately $675,000 was outstanding under a term note with a bank. This note is payable in monthly installments of $40,352 and bears interest at the lesser of 8-3/4% or the Prime Rate (8.0% at September 30, 1997) plus 1/2%. In the event that the Company's cash balances and marketable securities fall below $18 million in the aggregate, the Company will be required to maintain, as restricted cash, a Repurchase Agreement Investment Account ("Investment Account") with the bank in an amount equal to the then outstanding balance of the loan. If the Company's cash balances and marketable securities subsequently fall below $10 million in the aggregate, the Company will be required, on demand by the bank, to pledge the Investment Account to the bank as security for the loan.

8.   PRIVATE PLACEMENT

     On November 3, 1997, the Company signed a commitment letter with a single institution for the purchase by the institution of 3.37 million unregistered shares of the Company's common stock at $2.875 per share. This private placement, which is subject to execution of definitive documentation, is expected to close in November 1997. The net proceeds to the Company will be approximately $9.7 million.


9.   NEW ACCOUNTING STANDARD

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, this statement will require restatement of prior years earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997. In addition, the Company believes that the adoption of SFAS 128 will not have a material effect on its financial statements.

                           ALPHA-BETA TECHNOLOGY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of September 30, 1997, the Company's accumulated deficit was $134,374,983.


RESULTS OF OPERATIONS

Revenues

      Revenues to date have consisted primarily of interest earned from the investment of cash balances. For the three month periods ended September 30, 1997 and 1996, revenues were $296,436 and $773,482 respectively. This decrease of $477,046 was primarily due to less interest earned as a result of lower average cash balances in the third quarter of 1997 compared with the third quarter of 1996. Revenues in the nine month periods ended September 30, 1997 and 1996 were $1,213,045 and $1,995,750, respectively. The decrease of $782,705 in the 1997 period resulted primarily from less interest earned as a result of lower average cash balances in the nine months ended September 30, 1997, as compared to the same period in 1996.


Operating Expenses

      For the three month periods ended September 30, 1997 and 1996, research and development expenses were $6,843,990 and $6,975,754, respectively. For the nine month periods ended September 30, these expenses increased 11% to $20,822,605 in 1997 from $18,727,020 in 1996. This increase was primarily due to costs related to conducting the Phase III clinical trial for Betafectin and restructuring costs of approximately $519,000 incurred as a result of a corporate downsizing. The Company does not expect research and development expenses to continue to increase over 1996 levels for the remainder of 1997; however, these expenses may increase in future years, reflecting activities related to further development and commercialization of Betafectin PGG-glucan, the development of additional products and the operation of the Company's commercial manufacturing facility for research and development purposes.

      For the nine month period ended September 30, 1997, the Company recorded $2,014,004 of acquired in-process research and development expense related to the acquisition of MycoTox, Inc. See footnote 4 in notes to consolidated financial statements for a further discussion of this acquisition.

     For the three month periods ended September 30, 1997 and 1996, general and administrative expenses were $1,225,376 and $986,737, respectively. This increase of $238,639 was primarily due to approximately $170,000 of costs associated with the restructuring incurred as a result of a corporate downsizing. For the nine month periods ended September 30, these expenses increased to $3,512,810 in 1997 from $3,283,272 in 1996. General and administrative expenses are not expected to increase over 1996 levels in 1997; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

      For the three month periods ended September 30, 1997 and 1996, interest expense was $801,577 and $826,774, respectively. For the nine month periods ended September 30, interest expense decreased to $2,392,578 in 1997 from $2,475,363 in 1996. This decrease of $82,785 was primarily due to lower loan balances in the first nine months of 1997 compared with the first nine months of 1996.


Net Loss

      The net loss for the nine months ended September 30, 1997 was $27,528,952 ($1.64 per share) compared to $22,489,905 ($1.41 per share) for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $16,395,967 in cash, cash equivalents and marketable securities at September 30, 1997, compared to $40,585,436 at December 31, 1996. This decrease was primarily due to approximately $22,841,000 of cash used for operating activities and $585,000 of cash used for the June 1997 acquisition of MycoTox, Inc. (see footnote 4 in notes to consolidated financial statements). On November 3, 1997 the Company signed a commitment letter with a single institution for the purchase of 3.37 million shares of the Company's common stock. This private placement, which is subject to execution of definitive documentation, will result in proceeds of $9.7 million and is expected to close in November 1997.

     The Company expects to incur substantial additional operating expenses in 1997 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of September 30, 1997, the Company had working capital of approximately $12,627,000. Based on its current rate of expenditures, the Company projects that its existing capital resources and the funds from the private placement (see footnote 8) would enable it to maintain its current and planned operations and capital expenditures through the end of 1998. The Company's capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds in addition to the $9.7 million raised in the private placement prior to obtaining regulatory approval for Betafectin (and, if required, prior to the completion of additional Phase III clinical trials of Betafectin) through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or at all or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs, the status of its discussions with the FDA concerning obtaining regulatory approval of Betafectin and the overall market for biotechnology stocks.

     On June 9, 1997 the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of the Company's common stock. On June 9, 1998, an additional 113,636 shares of common stock will be issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and June 9, 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of performance milestones. On November 7, 1997, the first milestone was met and will result in the issuance of $500,000 of the Company's common stock.

     On August 4, 1997, the Company announced its preliminary analysis of its Phase III clinical study of Betafectin for the prevention of serious infections in patients at high risk for post-operative infections. In the overall study, 21% of placebo patients suffered serious post-operative infections compared with 17% of Betafectin-treated patients. This positive trend did not achieve statistical significance in the incidence of patients who developed serious infections by day 30 post-surgery, the primary end-point of the trial. However, a significant reduction of infections was demonstrated in one of the two prospectively defined strata in the trial, patients undergoing non-colorectal gastrointestinal (GI) surgeries. In this stratum, 36% of the placebo patients suffered serious post-operative infections compared with 22% of the Betafectin-treated patients. In the other prospectively defined stratum, patients undergoing colorectal surgeries, there was no difference in the incidence of serious infections between the placebo and Betafectin arms.

     In October 1997, the Company met with FDA officials to review the results of its recently completed Phase III trial of Betafectin and discuss the development path for the product. As a result of these discussions, the Company will be conducting a confirmatory Phase III trial of Betafectin in non-colorectal gastrointestinal surgery patients. This second study, along with the results of the recently completed study is designed to form the basis for a PLA filing for Betafectin. The confirmatory Phase III study is designed to verify the efficacy and safety of 0.5 mg/kg Betafectin in patients undergoing non-colorectal GI surgeries who are at risk of post-operative infections. The double blind, placebo controlled study will enroll approximately 600 patients at 30 sites throughout the United States. The study is expected to be completed in approximately 18 months and will include an interim analysis when 50 percent of the patients have been enrolled.

     Following the unblinding of its first Phase III clinical trial of Betafectin, the Company suspended patient enrollment in its ongoing Phase II clinical trial of patients undergoing surgery for inflammatory bowel disease
(IBD). Ninety-eight patients have been enrolled in this double blinded placebo-controlled study. As specified in the protocol for the IBD trial, the Company will conduct an interim analysis of safety and efficacy.


CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

     This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events and results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences include, but are not limited to, the following: the outcome of the planned second Phase III clinical trial for Betafectin; further analysis of the data from the Company's Phase III clinical trial; the need for additional Betafectin clinical trials and the outcome of those trials should they occur; the outcome of its other clinical development programs; obtaining the requisite regulatory approvals for Alpha-Beta Technology's products from the U.S. Food and Drug Administration; the need and ability to obtain additional financing; the challenges of integrating the operations of a newly acquired business; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

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



                                          ALPHA-BETA TECHNOLOGY, INC.


Date: November 14, 1997               By  /s/ D. Davidson Easson Jr.
     -----------------------             -----------------------------
                                         D. Davidson Easson Jr.
                                         Treasurer and Executive Vice President
                                       14