Form 10-K405
period 1997-12-31
ALPHA BETA TECHNOLOGY INC
filed 1998-03-31
CIK 841168

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

                    For Fiscal Year Ended December 31, 1997

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

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)
                        PREFERRED STOCK PURCHASE RIGHTS
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $48,444,822 as of March 13, 1998.

On March 13, 1998, the Registrant had outstanding 20,399,504 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Alpha-Beta is developing a novel class of immune modulation pharmaceutical products composed of complex carbohydrates and is discovering and developing new anti-fungal diagnostics and drugs. The Company's lead product, Betafectin(R) PGG-glucan, is a proprietary carbohydrate polymer. In January 1998, the Company began patient enrollment in its confirmatory Phase III clinical study of Betafectin for the prevention of serious infections in upper gastrointestinal surgery patients at high risk for post-operative infection. In addition, Alpha-Beta has developed a rapid in vitro diagnostic to detect and monitor systemic fungal infections and has an anti-fungal research program to discover direct inhibitors of fungal cell wall synthesis.

BACKGROUND

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

     To date, therapeutic agents for the prevention and treatment of infection have consisted primarily of antibiotics. While antibiotics reduce the number of pathogens, successful anti-infective therapy also depends upon the ability of the immune system to eliminate residual pathogens. Additionally, antibiotics become less effective with continued use due to acquired resistance by bacteria. Consequently, the Company believes that there is an unmet need for new anti-infective therapies.

     Immunomodulatory agents that selectively enhance host defense responses to infectious agents would provide a significant benefit to the treatment of infection. Interferon gamma and the colony-stimulating factors, G-CSF and GM-CSF, are examples of immunomodulators that are currently used clinically to treat and prevent infectious diseases resulting from immunosuppression associated with cancer treatment. These agents stimulate the immune system and elicit non-specific antimicrobial host responses. There continues to be a significant need for therapeutics that will selectively amplify white blood cell microbicidal responses without triggering undesirable inflammatory reactions.

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

CLINICAL DEVELOPMENT

  BETAFECTIN

     Betafectin is a SS-glucan polymer which binds to specific cellular receptors and triggers a desired subset of immune responses. Betafectin acts by priming the microbicidal activities of neutrophils and monocytes, as well as increasing their number and infection-fighting activity. However, unlike other immunomodulatory compounds, including naturally-occurring SS-glucans, Betafectin does not stimulate the production of biochemical mediators, such as IL-1 and TNF, that can cause undesirable side effects such as inflammation and toxicity.

     In August 1997, the Company announced its preliminary analysis of its Phase III clinical study of Betafectin for the prevention of serious infections in patients at high risk for post-operative infections. In the overall study 21% of placebo patients suffered serious post-operative infections compared with 17% of Betafectin-treated patients. This positive trend did not achieve statistical significance in the incidence of patients who developed serious infection or death within 30 days of their surgery, the primary end-point of the trial. However, a 39% reduction of infections was demonstrated in one of the two prospectively defined strata in the trial, patients undergoing upper gastrointestinal ("GI") (non-colorectal) surgeries. In this stratum, 36% of the placebo patients suffered serious post-operative infections compared with 22% of the Betafectin-treated patients. These results were statistically significant
(p [less than] 0.015). In the other prospectively defined stratum, patients undergoing lower GI (colorectal) surgeries, there was no difference in the incidence of serious infections between the placebo and Betafectin arms. The results in the upper GI group, however, were robust and consistently positive across a variety of measures. These results did not meet fully the regulatory requirements for approval because the study was designed for a significant effect in the entire enrolled population. They provide, however, the foundation for initiating a confirmatory trial in upper GI surgery patients.

     The upper GI surgery group, which included 391 patients, was prospectively designed into the trial. These surgeries were defined as distinct from lower GI procedures based on input from surgical experts and included gastric, biliary, pancreatic and small intestine procedures. Upper GI surgery patients are more likely to be immunosuppressed due to their underlying disease and the complexity of their surgical procedures. For example, more than half of the upper GI patients in the study were malnourished, which is known to suppress immune function.

     In the malnourished subgroup, Betafectin produced an even more pronounced effect; reducing the proportion of patients with series infection by 45% (44% placebo vs. 24% Betafectin) in the 0.5mg/kg dose group and by 61% (44% placebo vs. 17% Betafectin) in the 1.0mg/kg dose group. This result was statistically significant (p [less than] 0.001).

     In addition, for both Betafectin dose groups in the overall study, most secondary endpoints showed consistent improvements versus placebo. In the upper GI group, mean number of serious infections, length of ICU stay, days of non-prophylactic antibiotics, and mortality generally showed trends of reduction in the two Betafectin groups compared with placebo.

     In October 1997, the Company met with FDA officials to review the data of its completed Phase III trial of Betafectin and discuss the development path for the product. As a result of these discussions, the Company is conducting a confirmatory Phase III trial of Betafectin in upper GI (non-colorectal) surgery patients. This second study, along with the results of the first study, is designed to form the basis for a Product License Application (PLA) filing for Betafectin. The confirmatory Phase III study is designed to verify the efficacy and safety of 1.0 mg/kg Betafectin in patients undergoing upper GI surgeries who are at risk of post-operative infections. The randomized double-blind, placebo-controlled study will enroll at least 618 patients at approximately 30 sites throughout the United States. The study is expected to be completed in approximately 18 months and will include an interim analysis when 50 percent of the patients have been enrolled. The interim analysis is planned to be completed by the end of 1998.

     Following the unblinding of its first Phase III clinical trial of Betafectin, the Company suspended indefinitely patient enrollment in its Phase II clinical trial of patients undergoing surgery for inflammatory bowel disease
(IBD). Ninety-eight patients had been enrolled in this double-blinded placebo-controlled study.

     The prevention of infection is an important medical objective. Each year in United States hospitals, there are approximately 2.2 million reported cases of infections, which are estimated to add more than $4.5 billion to the cost of treating patients. It is estimated that two-thirds of these infections and their incremental cost are associated with surgery. Of the 28 million surgeries performed in the United States each year, more than 4 million are performed on the gastrointestinal tract. Major upper gastrointestinal surgeries where patients are at high risk of developing an infection, such as gastric, liver, biliary and small intestine surgery, amount to over 430,000 cases annually. Infections in this group of patients significantly compromise patient outcomes, add to their length of stay in the hospital and increase health care costs. The total incremental costs associated with a hospital acquired infection in the United States exceed $12,000 for a patient undergoing major GI surgery.

     The commercial market for Betafectin in treating post-operative upper GI surgery patients is substantial. Each year in the United States and Europe, approximately 900,000 patients undergo major upper GI surgeries. Post-operative infection in this patient population is a major cause of morbidity, mortality and extended hospital stay.

RESEARCH & DEVELOPMENT

  INTEGRATED DRUG DISCOVERY AND RESEARCH PLAN

     In 1996, Alpha-Beta implemented an integrated drug discovery and research plan focusing on infectious disease: anti-microbial drug discovery and immunomodulatory drug discovery. Anti-microbials focus on direct inhibitors of fungal and bacterial cell wall biosynthesis. The Company's acquisition of MycoTox in 1997 added proprietary anti-fungal screening technology and drug discovery capabilities. Immunomodulation is based on agents that enhance the clearance of microorganisms by immune system cells.

  Anti-microbial Drug Discovery

     The anti-microbial drug discovery program was initiated to identify proprietary agents that inhibit fungal cell wall biosynthesis and assembly. The cell walls of pathogenic fungi such as Candida albicans are composed of complex carbohydrates that are cross-linked into a mesh that provides protection and structural support for the growing fungus. Inhibition of fungal cell wall biosynthesis has been demonstrated to be lethal to fungi and thus represents a validated scientific approach to the discovery of novel anti-fungal drugs. The Company has obtained unique technical expertise in fungal cell wall complex carbohydrates developed through its SS-glucan research and Betafectin development programs. Alpha-Beta intends to apply this expertise to develop novel anti-fungal agents that target cell wall synthesis and assembly.

     In June 1997, Alpha-Beta acquired MycoTox, Inc., (Denver, Colorado), a privately held biotechnology firm, focusing on the discovery of novel anti-fungal drugs. Through the merger, the Company expanded its anti-fungal strategy to include three distinct programs; an operating anti-fungal screening service, a proprietary anti-fungal drug discovery program aimed at cell-wall targeted agents and the development of a rapid fungal diagnostic.

     Fungal Diagnostic Program -- Alpha-Beta and MycoTox have combined novel technologies for capturing and detecting glucans to develop an in vitro diagnostic to rapidly detect systemic and sub-acute fungal infections. Despite the growing incidence and morbidity associated with fungal infections, most cases remain unconfirmed and treatment decisions are based on empirical evidence. Since conventional fungal diagnostic tests have severe limitations such as slow turn around time and unreliability, there is an unmet need for a quick and accurate test to verify fungal infections.

     Alpha-Beta's test measures beta-glucan, a cell wall component that is unique to fungi and is shed into the bloodstream as fungal cells grow. The test measures levels of beta glucan in urine or blood simply and quickly. Research suggests that elevations in beta glucans can be detected five to seventeen days before culture methods can detect a fungal infection.

     The Company's commercial strategy is to strike an alliance with a corporate partner to develop and market diagnostics world-wide, and is in active discussions with several prospective partners.

     Anti-Fungal Drug Discovery Program -- The Company's program is focused on systemic infections caused by two major pathogens, candida and aspergillis. These pathogens are major contributors to morbidity and mortality in patients with suppressed immune function, such as cancer and organ transplant patients. Presently there are few drugs available to treat fungal infections and resistance to these existing drugs has emerged as a major problem.

     The discovery program is based on several proprietary targets involving cell wall biosynthesis. These cell wall targets are unique to fungi and are accessible to therapeutic compounds without having to cross the fungal cell membrane. The Company has identified novel compounds against these targets that show promise against drug resistant fungal strains.

     The Company is developing a number of targets and screens for outlicensing. Since mid-1997, the Company's anti-fungal program has generated approximately $500,000 in research funding from the National Institutes of Health.

  Immunomodulatory Drug Discovery

     Betafectin Receptors and Mechanism -- The Company has identified and characterized a novel class of receptors on leukocytes that trigger human immune cell defenses in response to Betafectin. These receptors are providing Alpha-Beta with proprietary targets for the development of second generation products. The research showed that Betafectin binds to specific receptors on the surface of human white blood cells and triggers the production of a unique family of cell proteins (nuclear transcription factors) that control immune function. Betafectin-treated white blood cells produce increased levels of reactive oxygen, allowing them to kill bacteria more effectively. However, this pathway does not involve the production of inflammatory cytokines which are associated with potentially harmful side effects.

     C1q Receptor -- C1q is a blood component that specifically targets infectious microbes and triggers their killing and clearance by the immune system. Receptors for C1q are present on macrophages, neutrophils and other immune cells and play major roles in stimulating phagocytosis and killing. Alpha-Beta has entered the second year of a two-year research collaboration on C1q receptors with Dr. Andrea Tenner in the Department of Molecular Biology and Biochemistry at the University of California, Irvine. The ultimate goal of this project is to identify specific agents that bind to the C1q receptor and regulate the clearance of C1q coated infectious agents. During the first year of this research collaboration, Dr. Tenner's laboratory purified and cloned the gene for the C1q receptor from human leukocytes. Current research efforts are focused on using the recombinant C1q receptor to establish screens for anti-infective drug discovery efforts. Dr. Tenner's work has been the basis of a patent application filed in November, 1997.

     All of the Company's products require governmental approvals for commercialization which have not yet been obtained.

     There can be no assurance that any of the Company's products will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed or that the Company will not encounter problems in clinical trials that will cause the Company to delay or suspend product development. None of the Company's products are expected be commercially available prior to 1999.

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

PATENTS, TRADE SECRETS AND LICENSES

     Proprietary protection for the Company's products, technology and process is important to its business. The Company's policy is to protect its technology by, among other things, obtaining patent protection for technology relating to its business. The Company owns sixteen issued U.S. patents and has 14 U.S. patent applications on file. The Company also has exclusive rights to ten U.S. patents and one pending U.S. patent application. Eight of the patent applications have corresponding applications on file outside of the U.S., including Europe, Japan and certain other countries. Most of these patents and pending applications relate to the Company's carbohydrate engineering technology, including genetic engineering techniques, proprietary microbial strains, diagnostic assays, production processes, novel carbohydrate compositions and their therapeutic uses. Additional applications relate to the Company's antifungal program. The Company intends to file additional patent applications relating to new developments or improvements in its technologies.

     In addition, the Company has an exclusive, worldwide, royalty-bearing license from the Massachusetts Institute of Technology to seven issued U.S. patents. The Company also has two licenses from The Brigham and Women's Hospital for discoveries relating to a SS-glucan receptor technology developed at The Brigham and Women's Hospital. One issued U.S. patent relating to the identification and characterization of one of the SS-glucan receptors and SS-glucan molecules and their use for the treatment of immune system and inflammatory diseases has been exclusively licensed by the Company under this agreement.

     The Company has also entered into research and exclusive, worldwide, royalty-bearing licensing agreements with The Brigham and Women's Hospital for discoveries relating to capsular polysaccharide immunomodulator technology developed at The Brigham and Women's Hospital. Pursuant to such agreements, two issued U.S. patents have been exclusively licensed to the Company.

     The Company has also entered into research and exclusive, worldwide, royalty-bearing license agreements with the University of California, Irvine for discoveries relating to the C1q receptor. One pending application and a corresponding foreign application to such technology have been exclusively licensed to the Company.

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

     Significant uncertainty exists as to the reimbursement status of newly approved health care products. Changes in the U.S. health care system are likely to have a substantial impact over time on the manner in which the Company conducts its business and may impose additional regulations governing the conduct of the Company's business. The Company cannot predict what health care reform legislation, if any, will be enacted.

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

SALES AND MARKETING STRATEGY

     The Company does not currently sell any commercial products and therefore has no sales or distribution organization. The Company is pursuing marketing and distribution alliances with pharmaceutical companies in order to advance the worldwide development and commercialization of Betafectin and potential anti-fungal products. The Company plans to choose among potential marketing partners, in part, on the basis of their capacity to enhance market introduction and penetration of Betafectin and other products. To date, the Company has retained all material commercial rights to its technology and products. The Company plans to establish sales forces to market those products and indications over which it retains marketing rights. The Company has not entered into any distribution arrangements for its products and there can be no assurance that the Company will be able to enter into such a strategic relationship without undue delays or expenditures, establish sales and distribution capabilities or gain market acceptance for its products.

     The Company does not have experience in marketing, sales or distribution of commercial products. To market any of its products, the Company must develop a substantial marketing and sales force with technical expertise and the capability to support distribution.

HUMAN RESOURCES

     As of March 1, 1998, Alpha-Beta employed 103 people of whom 47 hold Ph.D., M.D. or other advanced degrees. Of its total work force, 35 people are engaged in research and development activities, 47 in manufacturing and quality control, 16 in support and administrative functions and 5 in regulatory and clinical affairs. The Company believes that it has been able to attract skilled and experienced people, including many with prior experience at pharmaceutical or biotechnology companies. Alpha-Beta's employees are not members of a union, and the Company believes that its employee relations are good. All of the Company's employees have signed confidentiality agreements.

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

     On February 16, 1996, the Company exercised an option to purchase approximately eight acres of contiguous land adjacent to its Betafectin manufacturing facility in Smithfield, Rhode Island for $675,750. Although the Company did not have specific development plans for the property, the option would have expired on February 17, 1996 if it was not exercised by such date. The terms of the option called for payment of the purchase price on May 15, 1996. On March 22, 1996, Alpha-Beta forfeited its rights to purchase the above referenced property in exchange for an 18 month option to purchase approximately seven different acres of contiguous land adjacent to its Betafectin manufacturing facility for $550,000. The Company did not exercise this option and allowed it to lapse in September 1997.

     The Company's obligations with respect to the debt used to finance a large part of the construction of the Betafectin commercial manufacturing facility are secured by a mortgage on the facility and the real estate on which the facility is located. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" (Item 7).

     The Company's administrative offices, research laboratories and clinical production facilities for Betafectin comprise approximately 38,000 square feet of leased space in the Massachusetts Biotechnology Research Park located in Worcester, Massachusetts.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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
2nd Quarter 1996............................................   13 3/8   8 3/8
3rd Quarter 1996............................................   10 3/4   7 1/8
4th Quarter 1996............................................   12 3/4   8 1/2
1st Quarter 1997............................................   13 1/4   9 7/8
2nd Quarter 1997............................................   11 1/8   7 1/2
3rd Quarter 1997............................................   11 9/16  2 7/8
4th Quarter 1997............................................    3 3/4   2 13/32

     As of March 13, 1998, there were approximately 315 holders of record of Common Stock. On March 13, 1998 the closing price reported on the NASDAQ National Market System for the Common Stock was $2.375.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 are derived from audited financial statements not included in this Report. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------
                                    1993           1994           1995           1996           1997
                                    ----           ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues......................  $    921,101   $  1,985,500   $  1,886,083   $  2,683,859   $  1,534,757
Expenses:
     Research and
       development............    10,333,076     18,334,882     20,268,160     25,675,118     24,878,114
     General and
       administrative.........     3,709,021      4,879,203      4,523,091      4,699,333      4,283,931
     Acquired in-process
       research and
       development............       --             --             --             --           2,514,004
     Interest.................       104,242      1,946,880      3,384,822      3,270,408      3,167,356
                                ------------   ------------   ------------   ------------   ------------
          Total Expenses......    14,146,339     25,160,965     28,176,073     33,644,859     34,843,405
                                ------------   ------------   ------------   ------------   ------------
Net loss......................  $(13,225,238)  $(23,175,465)  $(26,289,990)  $(30,961,000)  $(33,308,648)
                                ============   ============   ============   ============   ============
Basic net loss per common
  share.......................  $      (1.35)  $      (1.99)  $      (2.10)  $      (1.92)  $      (1.94)
                                ============   ============   ============   ============   ============
Weighted average number of
  common shares outstanding...     9,771,556     11,637,225     12,523,026     16,106,147     17,210,452
                                ============   ============   ============   ============   ============

                                                              DECEMBER 31,
                                ------------------------------------------------------------------------
                                    1993           1994           1995           1996           1997
                                    ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable securities.......  $ 61,893,659   $ 41,455,322   $ 28,463,909   $ 40,585,436   $ 19,612,971
Total assets..................    99,636,168     78,772,296     61,564,142     70,551,826     46,503,175
Term notes payable and capital
  lease obligations...........    27,480,419     28,816,532     27,976,881     26,896,478     25,947,394
Deficit accumulated during
  development stage...........   (26,436,178)   (49,797,961)   (75,840,456)  (106,842,888)  (140,171,324)
Total stockholders' equity....    71,152,379     48,166,382     32,118,666     40,782,819     19,343,676

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Since its inception in March 1988, Alpha-Beta has been engaged in research and development of new classes of carbohydrate and anti-fungal products. Alpha-Beta has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of December 31, 1997, the Company's accumulated deficit was $140,171,324.

RESULTS OF OPERATIONS

  Years ended December 31, 1995, 1996 and 1997

     Revenues to date have consisted primarily of interest earned from the investment of cash balances and limited product sales to the research community. The Company had revenues of $1,886,083 in the year ended December 31, 1995, $2,683,859 in the year ended December 31, 1996 and $1,534,757 in the year ended December 31, 1997. The increase of $797,776 in the 1996 period resulted primarily from additional interest earned on higher average cash balances in 1996, as compared to the same period in 1995. The decrease of $1,149,102 in the 1997 period resulted primarily from less interest earned as a result of lower average cash balances in 1997, as compared to the same period in 1996. The Company does not expect to have significant operating revenues, other than interest income, prior to the commercialization of its products.

     The Company's research and development expenditures increased from $20,268,160 in 1995 to $25,675,118 in 1996 and decreased to $24,878,114 in 1997.
The increase in 1996 of $5,406,958 over 1995 was due primarily to increased costs related to the Company's clinical development of Betafectin. The decrease in 1997 of $797,004 from 1996 was due to the completion of the first Phase III Betafectin clinical trial in the third quarter of 1997. Research and development expenditures constituted approximately 72%, 76%, and 71% of total expenses for 1995, 1996, and 1997, respectively. Research and development expenses are not expected to increase in 1998; however, in future years these expenses are expected to increase as a result of activities related to performing clinical trials in other indications for Betafectin, the development of additional products, and the operation of the commercial manufacturing facility for research and development purposes.

     For the twelve month period ended December 31, 1997, the Company recorded $2,514,004 of acquired in-process research and development expense related to the acquisition of MycoTox, Inc. See Note 3 in notes to the Company's Consolidated Financial Statements for a further discussion of this acquisition.

     The Company's general and administrative expenditures increased from $4,523,091 in 1995 to $4,699,333 in 1996 and decreased to $4,283,931 in 1997.
The increase in expenses in 1996 of $176,242 over 1995 was primarily due to corporate development activities. The decrease in expenses in 1997 of $415,402 over 1996 was primarily due to corporate development activities. General and administrative expenses constituted approximately 16%, 14%, and 12% of total expenses for 1995, 1996, and 1997, respectively. General and administrative expenses are not expected to increase in 1998; however, in future years these expenses are expected to increase reflecting the planned efforts to commercialize Betafectin.

     Interest expense decreased from $3,384,822 in 1995 to $3,270,408 in 1996 and to $3,167,356 in 1997. Interest expense constituted approximately 12%, 10%, and 9% of total expenses for 1995, 1996, and 1997, respectively. The decrease from 1995 to 1996 and to 1997 was primarily due to declining loan balances in each of these periods. For a more complete discussion of the Rhode Island Port Authority and Economic Development Corporation ("RIPA") loan, see "Liquidity and Capital Resources" and Note 4 to the Company's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expansion primarily through the issuance of equity securities and borrowings, the gross proceeds of which have been approximately $195,645,000.

     The Company had approximately $19,613,000 in cash, cash equivalents, and marketable securities at December 31, 1997, compared to approximately $40,585,000 at December 31, 1996. The decrease in cash for the year ended December 31, 1997, was primarily due to approximately $29,000,000 used for operating activities, and approximately $1,119,000 used to repay the Company's debt obligations. This decrease was offset by the net proceeds of approximately $9,589,000 raised from the Company's issuance of 3,366,795 shares of common stock in November 1997.

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

     Since inception, the Company has invested approximately $6,447,000 in property and equipment, exclusive of costs related to the investment in the Betafectin commercial manufacturing facility. The property and equipment have been financed in large part by approximately $3,862,000 in loans, of which approximately $554,000 was outstanding as of December 31, 1997.

     The Company expects to incur substantial additional operating expenses in 1998 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of December 31, 1997, the Company had working capital of approximately $17,433,000. The Company anticipates that its existing capital resources are sufficient to maintain its operations and capital expenditures through 1998, after taking into account certain potential cost saving activities. The Company's actual capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing sales and marketing capabilities. The Company will need to raise additional funds prior to the commercialization of any of its products. The Company may raise these funds through equity or debt financings, or collaborative or other arrangements. There can be no assurance that additional funds will be available on favorable terms or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs and the overall market for biotechnology stocks.

     On June 9, 1997 the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of the Company's common stock. On June 9, 1998, an additional 113,636 shares of common stock will be issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and to be granted on June 9, 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of performance milestones. On November 7, 1997, the first milestone was met and resulted in the issuance of 180,551 shares of the Company's common stock at $2.70 per share resulting in an aggregate value of approximately $500,000.

     On August 4, 1997, the Company announced its preliminary analysis of its Phase III clinical study of Betafectin for the prevention of serious infections in patients at high risk for post-operative infections. In the overall study 21% of placebo patients suffered serious post-operative infections compared with 17% of Betafectin-treated patients. This positive trend did not achieve statistical significance in the incidence of patients who developed serious infection or death within 30 days of surgery, the primary end-point of the trial. However, a 39% reduction of infections was demonstrated in one of the two prospectively defined strata in the trial, patients undergoing upper gastrointestinal ("GI") (non-colorectal) surgeries. In this stratum, 36% of the placebo patients suffered serious post-operative infection compared with 22% of the Betafectin-treated patients. The results were statistically significant
(p 1/4 0.015). In the other prospectively defined stratum, patients undergoing lower GI (colorectal) surgeries, there was no difference in the incidence of serious infections between the placebo and Betafectin arms. The results in the upper GI group, however, were robust and consistently positive across a variety of measures. These results did not meet fully the regulatory requirements for approval because the study was designed for a significant effect in the entire enrolled population. They provide, however, the foundation for initiating a confirmatory trial in upper GI surgery patients.

     The upper GI surgery group, which included 391 patients, was prospectively designed into the trial. These surgeries were defined as distinct from lower GI procedures based on input from surgical experts and included gastric, biliary, pancreatic and small intestine procedures. Upper GI surgery patients are more likely to be immunosuppressed due to their underlying disease and the complexity of their surgical procedures. For example, more than half of the upper GI patients in the study were malnourished, which is known to suppress immune function.

     In the malnourished subgroup, Betafectin produced an even more pronounced effect; reducing the proportion of patients with series infection by 45% (44% placebo vs. 24% Betafectin) in the 0.5mg/kg dose group and by 61% (44% placebo vs. 17% Betafectin) in the 1.0mg/kg dose group. This result was statistically significant (p [less than] 0.001).

     In addition, for both Betafectin dose groups in the overall study, most secondary endpoints showed consistent improvements versus placebo. In the upper GI group, mean number of serious infections, length of ICU stay, days of non-prophylactic antibiotics, and mortality generally showed trends of reduction in the two Betafectin groups compared with placebo.

     In October 1997, the Company met with FDA officials to review the data of its recently completed Phase III trial of Betafectin and discuss the development path for the product. As a result of these discussions, the Company is conducting a confirmatory Phase III trial of Betafectin in upper GI non-colorectal gastrointestinal surgery patients. This second study, along with the results of the recently completed study, is designed to form the basis for a PLA filing for Betafectin. The confirmatory Phase III study is designed to verify the efficacy and safety of 1.0 mg/kg Betafectin in patients undergoing upper GI surgeries who are at risk of post-operative infections. The randomized double-blind, placebo-controlled study will enroll at least 618 patients at approximately 30 sites throughout the United States. The study is expected to be completed in approximately 18 months and will include an interim analysis when 50 percent of the patients have been enrolled. The interim analysis is expected to be completed by the end of 1998.

     The commercial market for Betafectin in treating post-operative upper GI surgery patients is substantial. Each year in the United States and Europe, approximately 900,000 patients undergo major upper GI surgeries. Post-operative infection in this patient population is a major cause of morbidity, mortality and extended hospital stay.

     Following the unblinding of its first Phase III clinical trial of Betafectin, the Company suspended indefinitely patient enrollment in its ongoing Phase II clinical trial of patients undergoing surgery for inflammatory bowel disease (IBD). Ninety-eight patients had been enrolled in this double blinded placebo-controlled study.

     The Company is evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such difference include but are not limited to the following: the timing of the collection, verification and analysis of the clinical data for the Company's Phase III trial; the results of the Company's Phase III trial and for its other clinical development programs; the ability to raise additional funds; the results of the interim analysis of the Company's Phase II trial; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug Administration; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Alpha-Beta Technology, Inc. and subsidiaries are included in this Form 10-K:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   17
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................   18
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997 and for the
  period from March 2, 1988 (inception) to December 31,
  1997......................................................   19
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1997 and
  for the period from March 2, 1988 (inception) to December
  31, 1997..................................................   20
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1997 and for the
  period from March 2, 1988 (inception) to December 31,
  1997......................................................   21
Notes to Consolidated Financial Statements..................   22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Alpha-Beta Technology, Inc.:

     We have audited the accompanying consolidated balance sheets of Alpha-Beta Technology, Inc. (a Massachusetts corporation in the development stage) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (March 2, 1988) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha-Beta Technology, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, and for the period from inception to December 31, 1997 in conformity with generally accepted accounting principles.

                                            Arthur Andersen LLP

Boston, Massachusetts
January 27, 1998

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                  1996              1997
                                                                  ----              ----
                                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $ 21,885,111      $  16,288,035
     Marketable securities..................................    18,700,325          3,324,936
     Other current assets...................................       646,231            212,131
                                                              ------------      -------------
          Total current assets..............................    41,231,667         19,825,102
                                                              ------------      -------------
PROPERTY AND EQUIPMENT, net.................................    28,116,222         25,469,751
                                                              ------------      -------------
OTHER ASSETS:
     Bond issuance costs, net...............................     1,068,383          1,007,767
     Other..................................................       135,554            200,555
                                                              ------------      -------------
          Total other assets................................     1,203,937          1,208,322
                                                              ------------      -------------
                                                              $ 70,551,826      $  46,503,175
                                                              ============      =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of term notes payable and capital lease
       obligations..........................................  $  1,119,226      $   1,180,059
     Accounts payable.......................................     2,161,078            647,832
     Accrued expenses.......................................       711,451            564,273
                                                              ------------      -------------
          Total current liabilities.........................     3,991,755          2,392,164
                                                              ------------      -------------
TERM NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
  current portion...........................................    25,777,252         24,767,335
                                                              ------------      -------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)
STOCKHOLDERS' EQUITY :
     Preferred stock, $.01 par value-authorized--1,000,000
       shares, issued - none................................       --                --
     Common stock, $.01 par value-authorized-30,000,000
       shares, issued and outstanding--16,723,369 shares and
       20,394,727 shares at December 31, 1996 and 1997,
       respectively.........................................       167,234            203,947
     Additional paid-in capital.............................   147,547,833        159,338,073
     Deficit accumulated during the development stage.......  (106,842,888)      (140,171,324)
     Deferred compensation..................................       (89,360)           (27,020)
                                                              ------------      -------------
          Total stockholders' equity........................    40,782,819         19,343,676
                                                              ------------      -------------
                                                              $ 70,551,826      $  46,503,175
                                                              ============      =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   MARCH 2, 1988
                                                                                    (INCEPTION)
                                               YEARS ENDED DECEMBER 31,               THROUGH
                                      ------------------------------------------   DECEMBER 31,
                                          1995           1996           1997           1997
                                          ----           ----           ----       -------------
REVENUES:
     Interest.......................  $  1,850,390   $  2,546,193   $  1,454,112   $   9,486,590
     Other..........................        35,693        137,666         80,645         531,272
                                      ------------   ------------   ------------   -------------
          Total revenues............     1,886,083      2,683,859      1,534,757      10,017,862
                                      ------------   ------------   ------------   -------------
EXPENSES:
     Research and development.......    20,268,160     25,675,118     24,878,114     108,646,905
     General and administrative.....     4,523,091      4,699,333      4,283,931      26,964,318
     Acquired in-process research &
       development..................       --             --           2,514,004       2,514,004
     Interest.......................     3,384,822      3,270,408      3,167,356      12,063,916
                                      ------------   ------------   ------------   -------------
          Total expenses............    28,176,073     33,644,859     34,843,405     150,189,143
                                      ------------   ------------   ------------   -------------
Net loss............................  $(26,289,990)  $(30,961,000)  $(33,308,648)  $(140,171,281)
                                      ============   ============   ============   =============
BASIC NET LOSS PER COMMON SHARE
  (Note 2(h)).......................  $      (2.10)  $      (1.92)  $      (1.94)
                                      ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 2(h))....    12,523,026     16,106,147     17,210,452
                                      ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        DEFICIT
                                                  COMMON STOCK                        ACCUMULATED
                                             ----------------------    ADDITIONAL     DURING THE                        TOTAL
                                             NUMBER OF      $.01        PAID-IN       DEVELOPMENT      DEFERRED     STOCKHOLDERS'
                                               SHARES     PAR VALUE     CAPITAL          STAGE       COMPENSATION      EQUITY
                                             ---------    ---------    ----------     -----------    ------------   -------------
INITIAL SALE OF COMMON STOCK AT INCEPTION
 (March 2, 1988)..........................   1,006,500    $ 10,065    $     (9,150)  $    --         $   --         $        915
 Issuance of common stock at $1.64 per
   share, net of issuance costs of
   $8,000.................................     178,376       1,784         282,103        --             --              283,887
 Issuance of common stock at $4.36 per
   share, net of issuance costs of
   $15,478................................     180,345       1,803         769,679        --             --              771,482
 Initial public offering of common stock
   at $8.00 per share, net of issuance
   costs of $2,006,015....................   2,300,000      23,000      16,370,985        --             --           16,393,985
 Conversion of all convertible preferred
   stock to common stock..................   5,166,348      51,664      20,622,790        --             --           20,674,454
 Issuance of common stock from exercise of
   stock options at prices ranging from
   $.009 to $15.75 per share..............     464,174       4,641         213,735        --              42,301         260,677
 Issuance of common stock at $20.00 per
   share, net of issuance costs of
   $1,452,850.............................   1,000,000      10,000      18,537,150        --             --           18,547,150
 Issuance of common stock at $30.00 per
   share, net of issuance costs of
   $2,784,768.............................   1,372,000      13,720      38,361,512        --             --           38,375,232
 Grant of warrants to purchase common
   stock..................................      --           --            974,243        --             --              974,243
 Grant of common stock....................       5,170          52          67,179        --             --               67,231
 Deferred compensation related to grant of
   stock options and restricted stock.....      --           --          1,996,153        --          (1,996,153)        --
 Compensation expense related to stock
   options and restricted stock...........      --           --            --             --           1,483,087       1,483,087
 Deferred compensation related to issuance
   of warrants............................      --           --            132,000        --            (132,000)        --
 Compensation expense related to
   warrants...............................      --           --            --             --             132,000         132,000
 Deferred compensation adjustment related
   to termination of stock options........      --           --            (48,423)       --              48,423         --
 Unrealized loss on marketable
   securities.............................      --           --            --             (186,318)      --             (186,318)
 Net loss since inception.................      --           --            --          (49,611,643)      --          (49,611,643)
                                             ----------   --------    ------------   -------------   -----------    ------------
BALANCE, December 31, 1994................   11,672,913    116,729      98,269,956     (49,797,961)     (422,342)     48,166,382
 Issuance of common stock at an average of
   $4.53 per share, net of issuance costs
   of $258,604............................     838,438       8,384       3,533,010        --             --            3,541,394
 Issuance of 65,000 shares of convertible
   preferred stock at $100.00 per share,
   net of issuance costs of $363,988......      --           --          6,136,012        --             --            6,136,012
 Conversion of 65,000 shares of
   convertible preferred stock............   1,090,224      10,902         (10,902)       --             --              --
 Issuance of common stock from exercise of
   stock options at prices ranging from
   $.09 to $8.50 per share................      37,985         380          85,963        --             --               86,343
 Grant of common stock....................      10,714         107          77,162        --             --               77,269
 Compensation expense related to stock
   options and restricted stock...........      --           --            --             --             153,761         153,761
 Deferred compensation adjustment related
   to termination of stock options........      --           --               (257)       --                 257         --
 Unrealized gain on marketable
   securities.............................      --           --            --              247,495       --              247,495
 Net loss.................................      --           --            --          (26,289,990)      --          (26,289,990)
                                             ----------   --------    ------------   -------------   -----------    ------------
BALANCE, December 31, 1995................   13,650,274    136,502     108,090,944     (75,840,456)     (268,324)     32,118,666
 Issuance of common stock at $14.00 per
   share, net of issuance costs of
   $2,704,625.............................   3,000,000      30,000      39,265,375        --             --           39,295,375
 Issuance of common stock from exercise of
   stock options at prices ranging from
   $.09 to $10.25 per share...............      67,451         675         184,825        --             --              185,500
 Grant of common stock....................       5,644          57          61,022        --             --               61,079
 Compensation expense related to stock
   options and restricted stock...........      --           --            --             --             124,631         124,631
 Deferred compensation adjustment related
   to termination of stock options........      --           --            (54,333)       --              54,333         --
 Unrealized loss on marketable
   securities.............................      --           --            --              (41,432)      --              (41,432)
 Net loss.................................      --           --            --          (30,961,000)      --          (30,961,000)
                                             ----------   --------    ------------   -------------   -----------    ------------
BALANCE, December 31, 1996................   16,723,369    167,234     147,547,833    (106,842,888)      (89,360)     40,782,819
 Issuance of common stock at $2.88 per
   share, net of issuance costs of
   $91,014................................   3,366,795      33,668       9,554,853        --             --            9,588,521
 Issuance of common stock at $8.80 and
   $2.70 per share in connection with
   acquisition............................     237,364       2,374       1,985,114        --             --            1,987,488
 Issuance of common stock from exercise of
   stock options at prices ranging from
   $.009 to $10.25 per share..............      55,745         557         185,965        --             --              186,522
 Grant of common stock....................      11,454         114          64,308        --             --               64,422
 Compensation expense related to stock
   options and restricted stock...........      --           --            --             --              62,340          62,340
 Unrealized loss on marketable
   securities.............................      --           --            --              (19,788)      --              (19,788)
 Net loss.................................      --           --            --          (33,308,648)      --          (33,308,648)
                                             ----------   --------    ------------   -------------   -----------    ------------
BALANCE, December 31, 1997................   20,394,727   $203,947    $159,338,073   $(140,171,324)  $   (27,020)   $ 19,343,676
                                             ==========   ========    ============   =============   ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      MARCH 2, 1988
                                                                                                       (INCEPTION)
                                                                  YEARS ENDED DECEMBER 31,               THROUGH
                                                         ------------------------------------------   DECEMBER 31,
                                                             1995           1996           1997           1997
                                                             ----           ----           ----       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $(26,289,990)  $(30,961,000)  $(33,308,648)  $(140,171,281)
  Adjustments to reconcile net loss to net cash used
    for operating activities --
    Depreciation and amortization......................     4,306,216      3,253,404      2,633,021      14,438,472
    Amortization of investment premium.................       272,366        138,713         59,501       1,887,769
    Amortization of deferred financing and bond
       issuance costs..................................       230,858        230,755        230,756         807,746
    Noncash compensation related to stock options,
       warrants and restricted stock...................       230,923        185,709        174,468       2,273,418
    Charges related with acquired in-process research &
       development.....................................       --             --           2,514,004       2,514,004
    Changes in assets and liabilities --
       Other current assets............................       496,085       (103,870)       436,820        (209,411)
       Accounts payable................................       (32,039)     1,200,202     (1,549,413)        611,665
       Accrued expenses................................      (288,748)       203,732       (190,035)        521,416
                                                         ------------   ------------   ------------   -------------
  Net cash used for operating activities...............   (21,074,329)   (25,852,355)   (28,999,526)   (117,326,202)
                                                         ------------   ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in marketable securities.........     4,419,836       (537,404)    15,296,099      (5,212,756)
  Net cash used in the purchase of MycoTox.............       --             --            (593,412)       (593,412)
  Increase in property and equipment...................      (582,329)      (506,252)      (280,956)    (39,682,240)
  Decrease (increase) in restricted cash...............       --             381,347        --          (32,425,737)
  Payments from restricted cash........................       --             --             --           32,425,737
  Increase in bond issuance costs......................       --             --             --           (1,303,237)
  (Increase) decrease in other assets..................       (63,847)        48,599         23,332        (189,290)
                                                         ------------   ------------   ------------   -------------
  Net cash provided by (used for) investing
    activities.........................................     3,773,660       (613,710)    14,445,063     (46,980,935)
                                                         ------------   ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible subordinated
    notes payable to stockholders......................       --             --             --            2,300,000
  Proceeds from equipment line of credit...............       297,030        --             --            3,261,600
  Proceeds from equipment lease........................       --             --             349,273         349,273
  Payments on capital lease obligations................       (35,108)       (11,831)       --             (180,867)
  Proceeds from term notes payable.....................       --             --             --           27,835,947
  Payments on term notes payable.......................    (1,271,709)    (1,238,712)    (1,119,224)     (5,000,525)
  Proceeds from issuance of convertible redeemable
    preferred stock, net of issuance costs.............     6,136,012        --             --           24,560,465
  Proceeds from issuance of common stock, net of
    issuance costs.....................................     3,627,737     39,480,876      9,727,338     127,469,279
                                                         ------------   ------------   ------------   -------------
  Net cash provided by financing activities............     8,753,962     38,230,333      8,957,387     180,595,172
                                                         ------------   ------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...    (8,546,707)    11,764,268     (5,597,076)     16,288,035
CASH AND CASH EQUIVALENTS, beginning of period.........    18,667,550     10,120,843     21,885,111        --
                                                         ------------   ------------   ------------   -------------
CASH AND CASH EQUIVALENTS, end of period...............  $ 10,120,843   $ 21,885,111   $ 16,288,035   $  16,288,035
                                                         ============   ============   ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid (net of capitalized interest)..........  $  3,154,058   $  2,834,043   $  2,866,204   $  11,332,340
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

  (a) Consolidation

     The Company has established two wholly owned subsidiaries, ABT Securities Corp. and MycoTox, Inc. (formerly SmithfieldAB Corp.) All intercompany transactions have been eliminated in consolidation.

  (b) Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and marketable financial instruments with original maturities of 90 days or less. The Company held the following cash and cash equivalents at December 31:

                                                   1996           1997
                                                   ----           ----
Cash and money market accounts................  $ 9,585,994    $ 4,544,093
U.S. Government Agency obligations............      --           2,619,272
Corporate debt securities.....................   12,299,117      9,124,670
                                                -----------    -----------
                                                $21,885,111    $16,288,035
                                                ===========    ===========

  (c) Marketable Securities

     Marketable securities consist of marketable financial instruments with original maturities greater than 90 days. The Company has established guidelines relative to concentration, maturities, and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investments in marketable securities as "Available-for-Sale" Securities. Accordingly, marketable securities as of December 31, 1996 and 1997 are recorded at market with the unrealized gain or loss from cost recorded as a component of Stockholders' Equity.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company held the following marketable securities at December 31:

                                                     1996          1997
                                                     ----          ----
U.S. Government and Government Agency
  securities...................................   $ 2,503,940   $1,004,200
Corporate bonds................................    11,973,812    2,320,736
Commercial paper...............................     4,222,573       --
                                                  -----------   ----------
                                                  $18,700,325   $3,324,936
                                                  ===========   ==========

     The amortized cost and estimated fair market values of the Company's securities at December 31, 1997 are presented below. There were no realized gains or losses in the year ended December 31, 1997.

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED     MARKET
     SECURITIES AVAILABLE-FOR-SALE           COST        GAINS        LOSSES       VALUE
     -----------------------------        ---------    ----------   ----------     ------
U.S. Government Agency obligations
  (average maturity of 15.7 months).....  $1,004,402     -$-           $202      $1,004,200
Corporate debt securities (average
  maturity
  of 4.0 months)........................   2,320,578       158        --          2,320,736
                                          ----------      ----         ----      ----------
                                          $3,324,980      $158         $202      $3,324,936
                                          ==========      ====         ====      ==========

     The amortized cost and estimated fair market values of the Company's securities at December 31, 1996 are presented below. There were no realized gains or losses in the year ended December 31, 1996.

                                                        GROSS        GROSS
                                         AMORTIZED    UNREALIZED   UNREALIZED     MARKET
    SECURITIES AVAILABLE-FOR-SALE          COST         GAINS        LOSSES        VALUE
    -----------------------------        ---------    ----------   ----------     ------
U.S. Government Agency obligations
  (average maturity of 5.3 months)....  $ 2,496,720    $ 7,220       $--        $ 2,503,940
Corporate debt securities (average
  maturity of 4.6 months).............   16,183,860     12,525       --          16,196,385
                                        -----------    -------       -----      -----------
                                        $18,680,580    $19,745       $--        $18,700,325
                                        ===========    =======       =====      ===========

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) Property and Equipment

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

                                                   1996           1997
                                                   ----           ----
Land and land improvements...................  $  1,733,124   $  1,733,124
Building.....................................    19,291,789     19,307,789
Production machinery.........................    11,995,936     12,136,490
Laboratory equipment.........................     3,602,359      3,391,419
Leasehold improvements.......................     1,680,515      1,712,172
Computer equipment...........................       851,166        857,430
Furniture and fixtures.......................       556,684        521,852
Equipment under capital lease................       178,616        178,616
                                               ------------   ------------
                                                 39,890,189     39,838,892
Less accumulated depreciation and
  amortization...............................   (11,773,967)   (14,369,141)
                                               ------------   ------------
                                               $ 28,116,222   $ 25,469,751
                                               ============   ============

  (e) Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

     The approximate tax effect of each type of carryforward, credit and temporary difference that give rise to the Company's deferred tax assets as of December 31, 1996 and 1997 is as follows:

                                                   1996           1997
                                                   ----           ----
Net operating loss carryforwards.............  $ 42,294,000   $ 56,488,000
Capitalized research and development
  expenses...................................     1,804,000      1,804,000
Research and development
  credits -- Federal.........................     2,434,000      3,782,000
Research and development credits -- State....     1,423,000      2,620,000
Depreciation.................................      (523,000)    (1,257,000)
Other, net...................................        79,000         66,000
                                               ------------   ------------
                                                 47,511,000     63,503,000
Less: valuation allowance....................   (47,511,000)   (63,503,000)
                                               ------------   ------------
                                               $    --        $    --
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

     Because the level of future taxable income and the realizability of the deferred tax assets are uncertain, the Company has recorded a valuation allowance equal to the deferred tax assets.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (f) Accounting for Postretirement Benefits

     The Company is not impacted by SFAS No. 106, Employers' Accounting for Postretirement Benefits other than Pensions, as it does not currently offer such benefits.

  (g) Research and Development Expenses

     The Company charges research and development expenses to operations, as incurred, for financial reporting purposes.

  (h) Net Loss Per Common Share

     In 1997, the Company adopted SFAS No. 128, Earnings per Share. Basic net loss per common share was computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share have not been presented as the inclusion of common equivalents would be antidilutive.

  (i) Management's Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (j) New Accounting Standard

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS No. 130 to have a material effect on its financial statements, as the only element of comprehensive income related to the Company is unrealized gains or losses in marketable securities.

(3)  ACQUISITION OF MYCOTOX, INC.

     On June 9, 1997, the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of Alpha-Beta common stock. On June 9, 1998, an additional 113,636 shares of common stock will be issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and to be granted on June 9, 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of performance milestones. On November 7, 1997, the first milestone was met and resulted in the issuance of 180,551 shares of the Company's common stock at $2.70 per share resulting in an aggregate value of approximately $500,000.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate purchase price of $2,664,024 consisted of the following:

Common stock................................................  $1,987,488
Liabilities assumed.........................................      79,024
Cash paid for acquisition and acquisition costs.............     597,512
                                                              ----------
                                                              $2,664,024
                                                              ==========

     In conjunction with the acquisition, the Company recorded approximately $2,514,000 as acquired in-process research and development expense. The remaining $500,000 of common stock, which is subject to future performance milestones, will be accounted for if those milestones are achieved. For financial statement purposes, this acquisition was accounted for as a purchase, and accordingly, the results of operations of MycoTox subsequent to June 9, 1997 are included in the Company's consolidated statements of operations.

     Unaudited pro forma information has not been presented, as the operations of MycoTox, Inc. were not material to the Company's operations.

     The purchase price was allocated based upon the fair value of the assets and intangible assets acquired. The purchase price has been allocated as follows:

Current assets..............................................  $    6,820
Equipment...................................................      43,200
Goodwill....................................................     100,000
In-process research and development.........................   2,514,004
                                                              ----------
                                                              $2,664,024
                                                              ==========

     The acquired in-process research and development has been expensed as a charge against operations as of the closing of the transaction, and is included in the accompanying consolidated statement of operations. The amount allocated to acquired in-process research and development relates to projects that had not yet reached technological feasibility and that, until completion of development, have no alternative future use. These projects will require substantial high risk development and testing prior to reaching of technological feasibility.

(4)  TERM NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     In May 1993, the Company's $1,000,000 equipment line of credit was converted into a term note, at which time the outstanding balance became payable in equal monthly principal installments of $25,641 plus interest. This amount was repaid in full during 1996.

     In October 1994, the Company secured a $2,000,000 line of credit from a bank to be used for equipment purchases and working capital requirements. In January 1995, this line of credit was converted into a term note, at which time the outstanding balance became payable in 45 equal monthly principal installments of $40,352. At December 31, 1997, approximately $554,000 was outstanding under this term note. This term note bears interest at the lesser of 8 3/4% or the Prime Rate (8.5% at December 31, 1997) plus 1/2%. In the event that the Company's cash balances and marketable securities fall below $18 million in the aggregate, the Company will be required to maintain, as restricted cash, a Repurchase Agreement Investment Account ("Investment Account") with the bank in an amount equal to the then outstanding balance of the loan. If the Company's cash balances and marketable securities subsequently fall below $10 million in the aggregate, the Company will be required, on demand by the bank, to pledge the Investment Account to the bank as security for the loan.

     In February 1993, the Company entered into a $30,000,000 loan agreement with the Rhode Island Port Authority and Economic Development Corporation ("RIPA"), a quasi-public Rhode Island government agency, to partially finance the acquisition, development, construction and equipping of a commercial-scale

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Betafectin(R) PGG-Glucan manufacturing facility. Borrowings under the RIPA loan are payable in monthly principal and interest payments over a 20 1/2-year period and accrue interest at approximately 9.5% per annum. These borrowings are secured by the Betafectin commercial manufacturing facility. The Company's obligation to repay the loan is subject to acceleration if the Company fails to make any monthly debt service payments or if certain other events of default occur. The Company may also be required to repay the loan on an accelerated basis over five years if the enabling legislation under which RIPA issued the Bonds (as defined below) used to fund the loan to the Company is eliminated without appropriate grandfathering provision, or if the state of Rhode Island or RIPA is subject to any bankruptcy proceedings. The principal payments due under this loan agreement are as follows at December 31, 1997:

                                                               PRINCIPAL
                            YEAR                                PAYMENT
                            ----                               ---------
1998........................................................  $   696,000
1999........................................................      767,000
2000........................................................      847,000
2001........................................................      928,000
2002........................................................    1,024,000
Thereafter..................................................   23,961,000
                                                              -----------
                                                              $28,223,000
                                                              ===========

     To finance the loan to the Company, RIPA issued $30,000,000 of taxable revenue bonds (the "Bonds"). The Bonds mature through December 2024; however, they are subject to mandatory tender for purchase on December 1, 1999. RIPA has a letter-of-credit facility with a financial institution (the "Bank") to, among other things, fund the mandatory tender by the bondholders. In connection with the mandatory tender by bondholders, the Company has agreed to cooperate with RIPA and the Bank in remarketing Bonds. The terms of the Bonds subsequent to such remarketing are subject to change. If the Bonds cannot be successfully remarketed, the Bank will become the owner of the then outstanding principal amount of the Bonds, and the interest rate will be adjusted to the Bank's base rate plus 2%.

     In connection with the Company's agreement with RIPA, the Company issued RIPA warrants to purchase 50,006 shares of common stock at $5.91 per share. In 1993, the Company recorded the fair value of the warrants, approximately $974,000, and approximately $2,679,000 of original issue discount, as a reduction against the outstanding principal amount of the loan. In addition, the Company incurred and has capitalized approximately $1,303,000 of debt issuance costs associated with the loan. The Company amortized these amounts along with other related costs to capitalized interest during the construction period of the Betafectin manufacturing facility. The Company is amortizing the balance of these costs to interest expense over the remaining term of the note. In 1995, 1996 and 1997, the Company recorded approximately $231,000 of these costs annually as interest expense.

(5)  LICENSE AGREEMENTS

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

     The Company, as licensee, is engaged in an exclusive license agreement with The Brigham and Women's Hospital, Inc. to license technology for certain products and processes for the life of the respective patents. Royalties are payable quarterly based on 5% of the net sales price of products incorporating the licensed technology. In addition, annual license maintenance fees and milestone payments are due under this license

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreement. These fees and milestone payments are credited against 50% of each earned royalty payment due until the entire credit is exhausted.

     In May 1997, the Company entered into a license and sublicense agreement with a third party for patent rights and know-how relating to whole glucan particles. In connection with this agreement, the Company received 200,000 shares of Series C convertible preferred stock of this entity, which represents an ownership interest of approximately 9% on a fully diluted basis. The Company is also entitled to receive license fees based on the net sales, if any, of products incorporating the licensed technology. The Company has not recorded any value relating to this transaction as there is significant uncertainty surrounding the realizibility of any value associated with the shares received.

(6)  RESTRUCTURING COSTS

     In the third quarter of 1997, the Company recorded approximately $689,000 of restructuring costs as a result of a corporate downsizing. Research and development expenses, and general and administrative expenses relating to the downsizing were approximately $519,000 and $170,000, respectively. These charges consist primarily of severance charges of approximately $639,000 for 61 employees. As of December 31, 1997, approximately $627,000 of the restructuring costs have been paid.

(7)  RELATED PARTY TRANSACTION

     In the connection with the November 1997 private placement (see note 8(a)), the Company recorded a payable to two officers of the Company for a total of $48,015. As per the letter of employment between the Company and the Company's Chairman, a fee of half of one percent of the net proceeds will be paid to the Chairman for certain transactions including equity investments, in which a placement agent or underwriter was not retained. The Chairman agreed to share equally in this fee with the Company's CEO as they were both instrumental in arranging the financing.

(8)  STOCKHOLDERS' EQUITY

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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In March 1996, the Company completed a $42,000,000 public stock offering by selling 3,000,000 shares of common stock at $14 per share. The net proceeds from this offering totaled approximately $39,295,000.

     In November 1997, the Company raised approximately $9,680,000 in a private placement by selling 3,366,795 unregistered shares of common stock at $2.88 per share to a single institutional investor. The net proceeds from this offering totaled approximately $9,589,000.

  (b) Stock Option and Grant Plan

     In May 1997, the 1997 Stock Option and Grant Plan (the "1997 Plan") was approved by the stockholders. Under the 1997 Plan the Company may grant incentive stock options, nonqualified stock options and common stock. The Company has reserved 837,165 plus five percent of the shares of stock issued by the Company since December 31, 1996. At December 31, 1997, 580,191 shares of common stock are available for future stock option and stock grants under the 1997 Plan.

     Under the Company's 1988 Stock Option and Grant Plan (the "1988 Plan"), it may grant incentive stock options, nonqualified stock options and common stock. The Company has reserved 2,300,000 shares of common stock for issuance under the Plan. At December 31, 1997, 9,276 shares of common stock are available for future stock option and stock grants.

     Activity in the 1988 Plan and 1997 Plan for each of the three years in the period ended December 31, 1997 is as follows:

                                                                                      WEIGHTED AVERAGE
                                                   NUMBER OF      EXERCISE PRICE       EXERCISE PRICE
                                                     SHARES          PER SHARE           PER SHARE
                                                   ---------    -------------------   ----------------
Outstanding, December 31, 1994...................     791,416   $.009    -   $28.25        $10.56
1995 activity --
  Options granted................................     632,929    4.94    -     9.75          8.14
  Options exercised..............................     (48,699)    .09    -     8.50          1.77
  Options terminated.............................     (47,129)    .09    -    27.00         12.78
                                                   ----------   -------------------   ----------------
Outstanding, December 31, 1995...................   1,328,517    .009    -    28.25          9.24
1996 activity --
  Options granted................................     611,780    6.75    -    12.50          9.49
  Options exercised..............................     (73,095)    .09    -    10.25          2.54
  Options terminated.............................     (39,569)    .51    -    28.25          8.48
                                                   ----------   -------------------   ----------------
Outstanding, December 31, 1996...................   1,827,633    .009    -    27.00          9.61
1997 activity --
  Options granted................................   2,098,612    2.56    -    11.00          3.20
  Options exercised..............................     (87,507)   .009    -    10.25          4.42
  Options terminated.............................  (1,730,848)   3.00    -    27.00         10.20
                                                   ----------   -------------------   ----------------
Outstanding, December 31, 1997...................   2,107,890   $.009    -   $12.25        $ 2.99
                                                   ==========   ===================   ================
Exercisable at December 31, 1997.................     845,072   $.009    -   $12.25        $ 2.96
                                                   ==========   ===================   ================

     During 1991 and 1992, the Company recorded deferred compensation of $751,221, which represents the excess of the fair value, as determined for financial reporting purposes, over the exercise price of certain options granted under the 1988 Plan. This deferred compensation is being recognized ratably over the period in which the options vest. During the years ended December 31, 1995, 1996 and 1997, the results of operations include $118,711, $96,798 and $34,508, respectively, of compensation expense on these options.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 1995, the Company granted officers of the Company 2,000 shares of common stock from the 1988 Plan. In addition, in 1995, 1996 and 1997, the Company contributed 8,714, 5,644 and 11,454 shares of common stock to its 401(k) benefit plan for employees. In connection with these grants, the Company recorded approximately $77,000, $61,000 and $64,000, respectively, of expense based on the fair market value of these shares on the date of grant.

  (c) Other Stock Options

     During 1991, the Company granted a director/officer options to purchase 6,710 and 88,000 shares of common stock at a purchase price of $.09 and $.51 per share, respectively, which are not included in the Plan. The options for 6,710 shares vested immediately, of which options to purchase 540 shares of common stock were exercised in 1993. The options for 88,000 shares vest ratably through December 31, 1998, and options for 73,800 shares are vested at December 31, 1996. The vesting of the options will be accelerated upon the occurrence of certain defined business development and financial milestones. The Company recorded deferred compensation on these options of $353,130 based on the difference between the fair value of the Company's common stock, as determined for financial reporting purposes, and the option exercise price. The Company is recording compensation expense on these options as the options vest. During 1995, 1996 and 1997, the Company recorded compensation expense on these options $27,832 in each of these years.

  (d) Stock Warrants

     In connection with the Company's series of private placements in 1995, the Company issued warrants to the placement agent to purchase 51,500 shares of common stock at exercise prices ranging from $5.67 to $7.61 per share. As of December 31, 1997, all of these warrants were outstanding.

  (e) Pro Forma Disclosure of Stock-Based Compensation

     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all employee stock options granted for the years ended December 31, 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No.
123. The assumptions used are as follows:

                                                 1996              1997
                                                 ----              ----
Risk-free interest rate....................  5.41 - 6.63%      5.69 - 5.88%
Expected dividend yield....................             0                 0
Expected lives.............................   3 - 5 years       3 - 5 years
Expected volatility........................        73.14%            90.92%

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under SFAS No. 123, the aggregate fair market value of options granted to employees in 1996 and 1997 is approximately $1,811,000 and $2,759,000, respectively. The effects of applying SFAS No. 123 are as follows:

                                                      1996            1997
                                                      ----            ----
Net loss........................................  $(30,961,000)   $(33,309,000)
Pro forma net loss..............................  $(31,718,000)   $(34,243,000)
Basic net loss per share........................        $(1.92)         $(1.94)
Pro forma net loss per share....................        $(1.96)         $(1.99)

(9)  ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                           1996        1997
                                                           ----        ----
Accrued research expenses..............................  $136,665    $134,165
Accrued professional fees..............................   342,273     140,411
Accrued other..........................................   232,513     289,697
                                                         --------    --------
                                                         $711,451    $564,273
                                                         ========    ========

(10)  COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

     The Company leases its office and research facilities and certain equipment under operating leases that expire through 2007. Future minimum lease payments under these lease agreements, as amended, are approximately as follows:

                                                               OPERATING
                            YEAR                                LEASES
                            ----                               ---------
1998........................................................  $ 1,214,000
1999........................................................    1,152,000
2000........................................................    1,103,000
2001........................................................    1,078,000
2002........................................................    1,155,000
Thereafter..................................................    6,234,000
                                                              -----------
                                                              $11,936,000
                                                              ===========

     Rent expense included in the accompanying consolidated statements of operations was approximately $1,914,000, $1,727,000 and $1,687,000 for 1995,
1996 and 1997, respectively.

  (b) Research Funding

     The Company has entered into agreements with a university and several hospitals to fund certain research programs. The total amount committed under these agreements as of December 31, 1997 was approximately $260,000, all of which is due in 1998. The Company has the option of licensing products resulting from these research agreements.

(11)  EMPLOYEE BENEFIT PLAN

     In January 1993, the Company adopted an employee benefit plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employees'

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contribution up to a defined maximum. In 1996 and 1997, the Company made matching contributions of 5,644 and 11,454 shares of its common stock into the plan, respectively. These contributions resulted in approximately $61,000 and $64,000 of noncash payroll expense in 1996 and 1997, respectively.

(12)  SHAREHOLDER RIGHTS PLAN

     Effective as of February 2, 1995, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record as of the close of business on February 22, 1995. Each share of common stock issued by the Company in the future also will include a Right. The Rights are currently not exercisable and trade with the shares of common stock. The Rights become exercisable if a person or group acquires 15% or more of the Company's common stock, announces a tender offer that would result in that person or group owning 15% or more of the Company's common stock, or is declared an 'adverse person' by the Company's Board of Directors.

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

(13)  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     The accompanying financial statements include the following noncash investing and financing activities:

                                                                                    MARCH 2, 1988
                                                 YEARS ENDED DECEMBER 31,        (INCEPTION) THROUGH
                                            ----------------------------------      DECEMBER 31,
                                               1995         1996       1997             1997
                                               ----         ----       ----      -------------------
Capital lease obligations.................  $   --        $  --      $  --           $  (178,886)
Equipment under capital lease.............      --           --         --               178,886

Conversion of line of credit to term note
  payable.................................   (1,845,295)     --         --            (2,144,525)
Issuance of term note payable.............    1,845,295      --         --             2,144,525

Grant of common stock.....................       77,269     61,079     174,468           377,047
Compensation related to common stock
  grant...................................      (77,269)   (61,079)   (174,468)         (377,047)

Grant of stock options and restricted
  stock...................................      --           --         --             1,996,153
Deferred compensation on stock options and
  restricted stock........................          257     54,333      --            (1,829,983)
Cancellation of stock options.............         (257)   (54,333)     --              (166,170)

Grant of warrants.........................      --           --         --               132,000
Deferred compensation on warrants.........      --           --         --              (132,000)

Conversion of subordinated notes payable
  to redeemable preferred stock...........      --           --         --            (2,300,000)
Issuance of redeemable preferred stock....      --           --         --             2,300,000

Conversion of redeemable preferred stock
  to common stock.........................      --           --         --           (20,674,454)
Common stock..............................      --           --         --            20,674,454

Other assets..............................      --           --         --               (50,000)
Issuance costs associated with proceeds on
  sale of redeemable preferred stock......      --           --         --                50,000

Note payable..............................      --           --         --             2,679,165
Grant of warrants.........................      --           --         --               974,627
Note payable discount.....................      --           --         --            (3,653,792)

Unrealized losses (gains) on marketable
  securities..............................     (247,495)    41,432      19,788                43
Accumulated deficit.......................      247,495    (41,432)    (19,788)              (43)

Capitalized interest on property and
  equipment...............................      --           --         --              (312,476)
Amortization of bond issuance costs.......      --           --         --                83,315
Amortization of note payable discount.....      --           --         --               229,161
                                            -----------   --------   ---------       -----------
                                            $   --        $  --      $  --           $ --
                                            ===========   ========   =========       ===========

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the portion of the to be filed Definitive Proxy Statement captioned "Principal and Management Stockholders."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K:

        (1) Index to Consolidated Financial Statements.

        See index on page 13.

     (b) Reports on Form 8-K

        The Registrant filed a report on Form 8-K on November 18, 1997.

     (c) Exhibits

EXHIBIT NO.                               TITLE
-----------                               -----
   3.1         Amended and Restated Articles of Organization.                *1* (3.1)
   3.2         By-laws, as amended.                                          *1* (3.2)
   3.3         Certificate of Vote of Directors Establishing the Series A    *9*
               Junior Participating Cumulative Preferred Stock, dated
               February 3, 1995
   4.1         Shareholder Rights Agreement dated as of February 2, 1995,    *7*
               between the Company and the First National Bank of Boston
               ("Shareholder Rights Agreement").
   4.2         Amendment to Shareholder Rights Agreement dated November 13,  *12*
               1997.
  10.1         Research Agreement dated as of July 1, 1990 between Brigham   *1* (10.1)
               and Women's Hospital, Inc. ("Brigham and Women's") and the
               Company ("Onderdonk Research Agreement").
  10.2         Modification Number 1 to Onderdonk Research Agreement dated   *1* (10.2)
               November 21, 1991.
  10.3         Modification Number 2 to Onderdonk Research Agreement dated   *4* (10.3)
               February 9, 1993.
  10.4         Modification Number 3 to Onderdonk Research Agreement dated   *4* (10.3A)
               June 9, 1993.
  10.5         Research Agreement (Czop) dated as of November 30, 1990       *1* (10.3)
               between Brigham and Women's and the Company ("Czop Research
               Agreement").
  10.6         Amendment No. 1 to Czop Research Agreement effective as of    *3* (10.4)
               November 1, 1992.
  10.7         License Agreement dated as of November 30, 1990 between       *1* (10.4)
               Brigham and Women's and the Company.
  10.8         License Agreement dated March 22, 1988 between Massachusetts  *1* (10.5)
               Institute of Technology ("MIT") and the Company ("MIT
               License Agreement").
  10.9         Amendment to MIT License Agreement dated June 27, 1991.       *1* (10.6)
  10.10        Revised Letter Agreement dated October 8, 1992 between the    *3* (10.8)
               Company and Bruce Bistrian.
  10.11        Loan Agreement dated May 15, 1991 between the Company and     *1* (10.10)
               Flagship Bank and Trust Company ("Flagship").
  10.12        Security Agreement dated May 15, 1991 between the Company     *1* (10.11)
               and Flagship.
  10.13        Loan Agreement dated July 30, 1992 between the Company and    *2*
               Flagship.
 (10.11A)
  10.14        Loan Agreement dated October 18, 1994 between the Company     *8* (10.14)
               and Flagship.
  10.14A       Security Agreement dated October 18, 1994 between the         *8*
               Company and

EXHIBIT NO.                               TITLE
-----------                               -----
 (10.14A)      Flagship.
  10.15        Amended and Restated Shareholders Agreement dated as of       *1* (10.12)
               February 14, 1992 among the Company and certain
               stockholders.
  10.16        Convertible Preferred Stock Purchase Agreement dated as of    *1* (10.13)
               February 14, 1992 among the Company and certain purchasers of the Company's Series E Convertible Redeemable Preferred
               Stock.
  10.17        Convertible Preferred Stock Purchase Agreement dated as of    *1* (10.14)
               April 30, 1991 among the Company and certain purchasers of the Company's Series D Convertible Redeemable Preferred
               Stock.
  10.18        Convertible Preferred Stock Purchase Agreement dated as of    *1* (10.15)
               September 26, 1990 among the Company and certain purchasers of the Company's Series C Convertible Redeemable Preferred
               Stock.
  10.19        Convertible Preferred Stock Purchase Agreement dated as of    *1* (10.16)
               March 23, 1989 among the Company and certain purchasers of the Company's Series B Convertible Redeemable Preferred
               Stock.
  10.20        Convertible Preferred Stock Purchase Agreement dated as of    *1* (10.17)
               March 3, 1988 among the Company and certain purchasers of
               the Company's Series A Convertible Redeemable Preferred
               Stock.
  10.21        Employment Letter with Gustav Christensen dated November 20,  *1* (10.20)
               1991, as amended through March 16, 1992.
  10.22        Employment Letter with Gary Ostroff dated August 1, 1988.     *1* (10.21)
  10.23        Retainer Letter with Lawrence C. Hoff dated January 23,       *1* (10.22)
               1992.
  10.24        Employment Letter with Robert DuFresne dated January 31,      *1* (10.23)
               1992.
  10.25        Employment Letter with Peter H. Grassam dated August 18,      *6* (10.24)
               1993.
  10.26        Retainer Letter with Bernard Canavan dated January 19, 1994.  *6* (10.25)
  10.27        Employment Letter with Michael E. Fiander dated October 29,   *8* (10.27)
               1994.
  10.28        Employment Letter with Augustine Lawlor dated October 24,     *8* (10.28)
               1994.
  10.29        Form of Employee Confidentiality Agreement.                   *1* (10.25)
  10.30        Form of Employee Non-Compete Agreement.                       *1* (10.26)
  10.31        Stock Purchase and Restriction Agreement dated as of January  *1* (10.27)
               1, 1992 between the Company and Lawrence C. Hoff.
  10.32        Stock Purchase and Restriction Agreement dated as of          *1* (10.27)
               November 5, 1991 between the Company and Michael E. Porter.
  10.33        Stock Restriction Agreement dated as of December 31, 1991     *1* (10.29)
               between the Company and Dean Witter Reynolds, Inc. as
               custodian for Gustav A. Christensen IRA.
  10.34        Stock Purchase and Restriction Agreement dated as of          *1* (10.30)
               December 31, 1991 between the Company and Gustav A.
               Christensen.
  10.35        Stock Purchase and Restriction Agreement dated as of          *1* (10.31)
               December 31, 1991 between the Company and Dean Witter
               Reynolds Inc. as custodian for Gustav A. Christensen IRA.
  10.36        Lease dated February 1, 1990 between the Company and          *2* (10.32)
               Worcester Business Development Corporation ("Two Biotech
               Park Lease").
  10.37        First Amendment to Two Biotech Park Lease dated as of June    *2*
               1, 1991.
 (10.32A)
  10.38        Second Amendment to Two Biotech Park Lease dated as of        *2*
               February 1, 1992.
 (10.32B)

EXHIBIT NO.                               TITLE
-----------                               -----
  10.39        Lease dated July 11, 1990 between the Company and Worcester   *2* (10.33)
               Business Development Corporation ("Three Biotech Park
               Lease").
  10.40        First Amendment to Three Biotech Park Lease dated as of       *1* (10.34)
               August 13, 1991.
  10.41        Second Amendment to Three Biotech Park Lease dated as of      *2*
               April 1, 1992.
 (10.34A)
  10.42        Third Amendment to Three Biotech Park Lease dated as of       *8* (10.42)
               December 21, 1992.
  10.42A       Fourth Amendment to Three Biotech Park Lease dated as of      *8*
               October 29,
 (10.42A)      1993.
  10.42B       Fifth Amendment to Three Biotech Park Lease dated as of May   *8*
               31, 1994.
 (10.42B)
  10.42C       Sixth Amendment to Three Biotech Park Lease dated as of       *8*
               March 27,
 (10.42C)      1995.
  10.43        Sublease dated December 1, 1993 between the Company and       *6* (10.40)
               Phytera, Inc.
  10.44        1988 Stock Option and Grant Plan, as amended on February 22,  *6* (10.41)
               1994.
  10.45        Open-End Mortgage Deed and Security Agreement dated as of     *3* (10.40)
               February 1, 1993 between the Company and Rhode Island Port
               Authority and Economic Development Corporation ("RIPA").
  10.46        Loan Agreement dated as of February 1, 1993 between the       *3* (10.41)
               Company and RIPA.
  10.47        Option Agreement dated as of February 17, 1993 between the    *3* (10.42)
               Company and RIPA.
  10.48        Letter Agreement dated as of February 17, 1993 between the    *3* (10.43)
               Company and RIPA.
  10.49        Trust Indenture dated as of February 1, 1993 between RIPA     *3* (10.44)
               and Fleet National Bank, as Trustee.
  10.50        Agreement to Contract Subdivision Improvements dated as of    *3* (10.45)
               February 17, 1993 between the Company and RIPA.
  10.51        Form of Clinical Trial Agreement.                             *3* (10.46)
  10.52        Form of Purchase Agreement dated as of May 28, 1993 between   *5* (10.45)
               the Company and the Purchasers.
  10.53        Master Lease Agreement August 5, 1996, between the Company    *10*
               and Comdisco, Inc.
  22           Subsidiaries of the Registrant.                               *3* (22)
  23           Consent of Independent Public Accountants.                    Filed Herewith
 *1*           Incorporated by reference to the designated exhibit of the
               Registration Statement on Form S-1 No. 33-46606 filed March
               24, 1992.
 *2*           Incorporated by reference to the designated exhibit of
               Amendment No. 1 to the Registration Statement on Form S-1
               No. 33-46606 filed August 24, 1992.
 *3*           Incorporated by reference to the designated exhibit of the
               Annual Report on Form 10-K, Commission File No. 0-20023,
               filed March 31, 1993.
 *4*           Incorporated by reference to the designated exhibit of the
               Registration Statement on Form S-1 No. 33-64336 filed June
               11, 1993.
 *5*           Incorporated by reference to the designated exhibit of
               Amendment No. 1 to the Registration Statement on Form S-1
               No. 33-64336 filed July 2, 1993.

EXHIBIT NO.                               TITLE
-----------                               -----
 *6*           Incorporated by reference to the designated exhibit of the
               Annual Report on Form 10-K, Commission File No. 0-20023,
               filed March 31, 1994.
 *7*           Incorporated by reference to Exhibit 4.1 of the Current
               Report on Form 8-K, Commission File No. 0-20023, filed
               February 6, 1995.
 *8*           Incorporated by reference to the designated exhibit of the
               Annual Report on Form 10-K, Commission File No. 0-20023,
               filed March 24, 1995.
 *9*           Incorporated by reference to the designated exhibit of the
               Annual Report on Form 10-K, Commission File No. 0-20023,
               filed January 26, 1996.
*10*           Incorporated by reference to the designated exhibit of the
               Annual Report on Form 10-K, Commission File No. 0-20023,
               filed March 26, 1997.
*11*           Incorporated by reference to the designated exhibit of the
               Quarterly Report on Form 10-Q, Commission File No. 0-20023,
               filed August 13, 1997.
*12*           Incorporated by reference to Exhibit 4.2 of the current
               Report on Form 8-K, Commission File No. 0-20023, filed
               November 18, 1997.