Form 10-Q
period 1998-01-31
ALPHA BETA TECHNOLOGY INC
filed 1998-05-15
CIK 841168

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

   (Mark One)
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934. For the quarterly period ended March 31, 1998.

                                   OR

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934. For the transition period  from ______ to _____.


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

                              Yes  X       No
                                 -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               CLASS                     OUTSTANDING AT MAY 4, 1998
               -----                     --------------------------

    Common stock, $.01 par value                  20,443,504

================================================================================

                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at December 31, 1997,
      and March 31, 1998 .....................................................3

      Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1997 and 1998, and from the period from inception through March 31, 1998 ..................................4

      Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1998, and from the period from inception through March 31, 1998...................................5

      Notes to Condensed Consolidated Financial Statements....................7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................9


PART II.   OTHER INFORMATION:

   Item 1. Legal Proceedings..................................................11

   Item 2. Changes in Securities..............................................11

   Item 3. Defaults Upon Senior Securities....................................11

   Item 4. Submission of Matters to a Vote of Security Holders................11

   Item 5. Other Information..................................................11

   Item 6. Exhibits and Reports on Form 8-K...................................11


SIGNATURES....................................................................12

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,          March 31,
                                                                                            1997                1998
                                                                                       -------------        -------------
                                                                                                             (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                            $  16,288,035        $  11,901,001
  Marketable securities                                                                    3,324,936            2,819,985
  Other current assets                                                                       212,131              717,305
                                                                                       -------------        -------------

      Total current assets                                                                19,825,102           15,438,291
                                                                                       -------------        -------------

Property and equipment, net of accumulated depreciation and amortization                  25,469,751           24,931,613
                                                                                       -------------        -------------

Other assets:
  Bond issuance costs, net                                                                 1,007,767              992,613
  Other                                                                                      200,555              189,722
                                                                                       -------------        -------------
                                                                                           1,208,322            1,182,335
                                                                                       -------------        -------------

                                                                                       $  46,503,175        $  41,552,239
                                                                                       =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and
    capital lease obligations                                                          $   1,180,059        $   1,146,303
  Accounts payable                                                                           647,832            1,349,175
  Accrued expenses                                                                           564,273              496,276
                                                                                       -------------        -------------

      Total current liabilities                                                            2,392,164            2,991,754
                                                                                       -------------        -------------

Term notes payable and capital lease obligations, net of current portion                  24,767,335           24,550,070
                                                                                       -------------        -------------

Stockholders' equity :
  Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued - none                  -                    -
  Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 20,394,727 shares and 20,399,504 shares at December 31,
    1997 and March 31, 1998, respectively                                                    203,947              203,995
  Additional paid-in capital                                                             159,338,073          159,349,061
  Deficit accumulated during the development stage                                      (140,171,324)        (145,522,579)
  Deferred compensation                                                                      (27,020)             (20,062)
                                                                                       -------------        -------------

     Total stockholders' equity                                                           19,343,676           14,010,415
                                                                                       -------------        -------------

                                                                                       $  46,503,175        $  41,552,239
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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                   March 2, 1988
                                                             Three months ended                     (inception)
                                                                  March 31,                           through
                                                     ----------------------------------              March 31,
                                                         1997                   1998                   1998
                                                     -----------            -----------            -------------


Revenues:

   Interest                                          $   514,316            $   228,020            $   9,714,610
   Other                                                     340                304,240                  835,512
                                                     -----------            -----------            -------------

     Total revenues                                      514,656                532,260               10,550,122
                                                     -----------            -----------            -------------

Expenses:

   Research and development                            7,389,210              4,212,925              112,859,830
   General and administrative                          1,278,078                890,071               27,854,389
   Acquired in-process research & development                  -                      -                2,514,004
   Interest                                              807,155                781,008               12,844,924
                                                     -----------            -----------            -------------

     Total expenses                                    9,474,443              5,884,004              156,073,147
                                                     -----------            -----------            -------------

     Net loss                                        $(8,959,787)           $(5,351,744)           $(145,523,025)
                                                     ===========            ===========            =============

Basic and diluted net loss per common share          $     (0.54)           $     (0.26)
                                                     ===========            ===========

Weighted average number of common
   shares outstanding                                 16,732,386             20,395,993
                                                     ===========            ===========


                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    March 2, 1988
                                                                                    Three months ended                (inception)
                                                                                         March 31,                      through
                                                                              ------------------------------           March 31,
                                                                                  1997              1998                 1998
                                                                              -----------        -----------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(8,959,787)       $(5,351,744)       $(145,523,025)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Depreciation and amortization                                                664,179            553,369           14,991,841
     Amortization of investment premium                                            17,453             16,421            1,904,190
     Amortization of deferred financing and bond issuance costs                    57,688             57,689              865,435
     Noncash compensation related to stock options,
       warrants and common stock                                                  153,594              6,958            2,280,376
     Charges related with acquired in-process research &
       development                                                                      -                  -            2,514,004
   Changes in assets and liabilities:
     Other current assets                                                        (103,503)          (505,174)            (714,585)
     Accounts payable                                                           1,004,224            701,343            1,313,008
     Accrued expenses                                                             (35,294)           (67,997)             453,419
                                                                              -----------        -----------        -------------

            Net cash used for operating activities                             (7,201,446)        (4,589,135)        (121,915,337)
                                                                              -----------        -----------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in marketable securities                                   269,261            489,019           (4,723,737)
   Net cash used in the purchase of MycoTox                                             -                  -             (593,412)
   Increase in property and equipment                                             (67,185)           (10,231)         (39,692,471)
   Increase in restricted cash                                                          -                  -          (32,425,737)
   Payments from restricted cash                                                        -                  -           32,425,737
   Decrease (increase) in other assets                                              5,832              5,833             (183,457)
   Increase in bond issuance costs                                                      -                  -           (1,303,237)
                                                                              -----------        -----------        -------------

            Net cash provided by (used for) investing activities                  207,908            484,621          (46,496,314)
                                                                              -----------        -----------        -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible subordinated notes payable to stockholders                 -                  -            2,300,000
   Proceeds from equipment line of credit                                               -                  -            3,261,600
   Proceeds from equipment lease                                                  202,494                  -              349,273
   Payments on capital lease obligations                                                -                  -             (180,867)
   Proceeds from term notes payable                                                     -                  -           27,835,947
   Payments on term notes payable                                                (278,556)          (293,556)          (5,294,081)
   Proceeds from sale of convertible redeemable preferred stock, net
     of issuance costs                                                                  -                  -           24,560,465
   Proceeds from issuance of common stock, net of issuance costs                   77,409             11,036          127,480,315
                                                                              -----------        -----------        -------------

            Net cash provided by (used for) financing activities                    1,347           (282,520)         180,312,652
                                                                              -----------        -----------        -------------


Net increase (decrease) in cash and cash equivalents                           (6,992,191)        (4,387,034)          11,901,001

Cash and cash equivalents, beginning of period                                 21,885,111         16,288,035                    -
                                                                              -----------        -----------        -------------

Cash and cash equivalents, end of period                                      $14,892,920        $11,901,001        $  11,901,001
                                                                              ===========        ===========        =============

Interest paid (net of capitalized interest)                                   $   749,465        $   723,318        $  12,055,658
                                                                              ===========        ===========        =============


                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)


                                                                                                                     March 2, 1988
                                                                                       Three months ended             (inception)
                                                                                            March 31,                   through
                                                                                  ---------------------------          March 31,
                                                                                     1997              1998              1998
                                                                                  ----------        ---------        -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     Equipment under capital lease ........................................        $       -         $      -        $   (178,886)
     Furniture and equipment under capital lease ..........................                -                -             178,886

     Conversion of line of credit to term note payable ....................                -                -          (2,144,525)
     Issuance of term note payable ........................................                -                -           2,144,525

     Grant of common stock ................................................          120,474           10,703             387,750
     Compensation related to common stock grant ...........................         (120,474)         (10,703)           (387,750)

     Cancellation of stock options ........................................                -                -            (166,170)
     Grant of stock options and restricted stock ..........................                -                -           1,996,153
     Deferred compensation on stock options and restricted stock ..........                -                -          (1,829,983)

     Grant of warrants ....................................................                -                -             132,000
     Deferred compensation on warrants ....................................                -                -            (132,000)

     Conversion of subordinated notes payable to redeemable preferred
        stock .............................................................               -                -          (2,300,000)
     Issuance of redeemable preferred stock ...............................                -                -           2,300,000

     Conversion of redeemable preferred stock to common stock .............                -                -         (20,674,454)
     Common stock .........................................................                -                -          20,674,454

     Other assets .........................................................                -                -             (50,000)
     Issuance costs associated with proceeds on sale of redeemable
        preferred stock ...................................................                -                -              50,000

     Note payable .........................................................                -                -           2,679,165
     Grant of warrants ....................................................                -                -             974,627
     Note payable discount ................................................                -                -          (3,653,792)

     Unrealized losses  (gains) on marketable securities ..................           34,604             (489)               (446)
     Accumulated deficit ..................................................          (34,604)             489                 446

     Capitalized interest in property and equipment .......................                -                -            (312,476)
     Amortization of bond issuance costs ..................................                -                -              83,315
     Amortization of note payable discount ................................                -                -             229,161
                                                                                  ----------        ---------        ------------
                                                                                  $        -        $       -        $          -
                                                                                  ==========        =========        ============




                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The interim unaudited condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

2.   NET LOSS PER COMMON SHARE

     For the three month periods ended March 31, 1997 and 1998, basic net loss per common share was computed using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Diluted net loss per share is the same as basic net loss, as the inclusion of common equivalents would be antidilutive.

3.   MARKETABLE SECURITIES

     The amortized cost and estimated fair market values of the Company's securities at March 31, 1998 are presented below. The Company did not realize any gains or losses from securities sold in the three months ended March 31, 1997 and 1998.

                                                                         GROSS       GROSS
                                                       AMORTIZED      UNREALIZED   UNREALIZED        MARKET
    SECURITIES AVAILABLE FOR SALE                         COST           GAINS       LOSSES           VALUE
    -----------------------------                     ----------      ----------   ----------      ----------

U.S.  Government Agency obligations
   (average maturity less than 1 month)               $1,003,561          $  -        $ 61         $1,003,500

Corporate debt securities (average
   maturity of 2 months)                               1,815,978           655         148          1,816,485
                                                      ----------          ----        ----         ----------
                                                      $2,819,539          $655        $209         $2,819,985
                                                      ==========          ====        ====         ==========





4.   TERM NOTE PAYABLE

     At March 31, 1998, approximately $433,000 was outstanding under a term note with a bank. This note is payable in monthly installments of $40,352 and bears interest at the lesser of 8-3/4% or the Prime Rate (8.0% at March 31, 1998) plus 1/2%. In the event that the Company's cash balances and marketable securities fall below $18 million in the aggregate, the Company will be required to maintain, as restricted cash, a Repurchase Agreement Investment Account ("Investment Account") with the bank in an amount equal

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


to the then outstanding balance of the loan. The Company has received a waiver from the bank releasing the Company from the obligation to maintain this Investment Account as of March 31, 1998. If the Company's cash balances and marketable securities subsequently fall below $10 million in the aggregate, the Company will be required, on demand by the bank, to pledge the Investment Account to the bank as security for the loan.


5.   NEW ACCOUNTING STANDARD

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The adoption of this did not have a material effect on the financial statements, as the only element of comprehensive income related to the Company is unrealized gains or losses in marketable securities.

                           ALPHA-BETA TECHNOLOGY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Since its inception in March 1988, Alpha-Beta Technology, Inc. has been engaged in research and development of new classes of carbohydrate and anti-fungal products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of March 31, 1998, the Company's accumulated deficit was $145,522,579.

RESULTS OF OPERATIONS

REVENUES

      Revenues to date have consisted primarily of interest earned from the investment of cash balances. For the three month periods ended March 31, 1998 and 1997, revenues were $532,260 and $514,656 respectively. A decrease in interest income of $286,296 was primarily due to less interest earned as a result of lower average cash balances in the first quarter of 1998 compared with the first quarter of 1997. This decrease in interest income was offset by an increase in other revenues of $303,900 consisting of income from research grants.

OPERATING EXPENSES

      For the three month periods ended March 31, 1998 and 1997, research and development expenses were $4,212,925 and $7,389,210, respectively. The decrease of $3,176,285 in the first quarter of 1998 was primarily due to costs related to conducting the first Phase III clinical trial for Betafectin in 1997 and lower expenses as a result of a corporate downsizing in September 1997. The Company does not expect research and development expenses to increase over 1997 levels for the remainder of 1998; however, these expenses may increase in future years, reflecting activities related to further development and commercialization of Betafectin PGG-glucan, the development of additional products and the operation of the Company's commercial manufacturing facility for research and development purposes.

      For the three month periods ended March 31, 1998 and 1997, general and administrative expenses were $890,071 and $1,278,078, respectively. The decrease of $388,007 in the first quarter of 1998 was primarily due to lower expenses as a result of the corporate downsizing in September 1997. General and administrative expenses are not expected to increase over 1997 levels in 1998; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

      For the three month periods ended March 31, 1998 and 1997, interest expense was $781,008 and $807,155, respectively. This decrease of $26,147 was primarily due to lower loan balances in the first three months of 1998 compared with the first three months of 1997.

NET LOSS

      The net loss for the three months ended March 31, 1998 was $5,351,744 ($0.26 per share) compared to $8,959,787 ($0.54 per share) for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had $14,720,986 in cash, cash equivalents and marketable securities at March 31, 1998, compared with $19,612,971 at December 31, 1997. This decrease was primarily due to the expenditure of $4,589,135 in cash used for operating activities during the first quarter of 1998.

      The Company expects to incur substantial additional operating expenses in 1998 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of March 31, 1998, the Company had working capital of approximately $12,446,000. The Company anticipates that its existing capital resources are sufficient to maintain its operations and capital expenditures through 1998, after taking into account certain potential cost saving activities. The Company's actual capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company may raise additional funds prior to obtaining regulatory approval for Betafectin (and, if required, prior to the completion of additional Phase III clinical trials of Betafectin) through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or at all or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs, the status of its discussions with the FDA concerning obtaining regulatory approval of Betafectin and the overall market for biotechnology stocks.

     On January 12, 1998, the Company announced that it had begun a confirmatory Phase III clinical trial of Betafectin for the prevention of serious infections in upper gastrointestinal (GI ) surgery patients. This trial, along with the results of the Company's first Phase III study, will provide the basis for a PLA filing for Betafectin. The double-blind, placebo-controlled study involves 618 patients at 30 sites throughout the United States. The study is expected to be completed in approximately 18 months and will include an interim analysis.

     In April 1998, after the Company conducted an interim analysis of safety and efficacy, patient enrollment was resumed in the Phase II clinical trial of patients undergoing surgery for inflammatory bowel disease (IBD). The double-blind, placebo-controlled Phase II trial is being conducted at twelve sites in the United States and will enroll approximately 240 patients undergoing surgery for Crohn's Disease or ulcerative colitis.

     The Company is evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations.

CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

     This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events and results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences include, but are not limited to, the following: the timing of the collection, verification and analysis of the data for the Company's Phase III trial; results of the Company's Phase III trial and for its other clinical development programs; obtaining the requisite regulatory approvals for Alpha-Beta Technology's products from the U.S. Food and Drug Administration; ability to obtain additional financing; the ability to achieve potential cost savings; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

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


                                     ALPHA-BETA TECHNOLOGY, INC.


Date: May 15, 1998                   By: /s/ Joseph Grimm
      ------------                      ---------------------------------
                                        Joseph Grimm
                                        Chief Financial Officer