Form 10-Q/A
period 1998-03-31
ALPHA BETA TECHNOLOGY INC
filed 1998-06-01
CIK 841168

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                                 (Amendment #1)

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

This amended filing is being submitted due to a typographical error in the Securities and Exchange Commission's submission header page. The period for this filing was listed as January 31, 1998. The correct period is March 31, 1998.

The change made to this amended 10-Q has no material effect on the information previously submitted.

================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ALPHA-BETA TECHNOLOGY, INC.


Date: June 1, 1998                   By: /s/ Joseph Grimm
      ------------                      ---------------------------------
                                        Joseph Grimm
                                        Chief Financial Officer