Form 10-Q
period 1998-06-30
ALPHA BETA TECHNOLOGY INC
filed 1998-08-14
CIK 841168

================================================================================
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        Form 10-Q

    (Mark One)
       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

                                     Yes __X_ No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 CLASS                          OUTSTANDING AT AUGUST 5, 1998

       Common stock, $.01 par value                       20,592,726


================================================================================

                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX



                                                                                          PAGE


PART I.    FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at December 31, 1997, and
     June 30, 1998   ......................................................................3

     Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1998, and from the period from inception
     through June 30, 1998   ..............................................................4

     Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1998, and from the period from inception through
     June 30, 1998   ......................................................................5

     Notes to Condensed Consolidated Financial Statements..................................7

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................9


PART II.   OTHER INFORMATION:

  Item 1. Legal Proceedings...............................................................12

  Item 2. Changes in Securities...........................................................12

  Item 3. Defaults Upon Senior Securities.................................................12

  Item 4. Submission of Matters to a Vote of Security Holders.............................12

  Item 5. Other Information...............................................................12

  Item 6. Exhibits and Reports on Form 8-K................................................12


SIGNATURES................................................................................13


                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                            December 31,        June 30,
                                                                                                1997              1998
                                                                                          --------------     -------------
                                                                                                               (Unaudited)
                                                                ASSETS

    Current assets:
       Cash and cash equivalents                                                            $ 16,288,035      $  9,052,942
       Marketable securities                                                                   3,324,936         1,287,713
       Other current assets                                                                      212,131           313,002
                                                                                            ------------      ------------

           Total current assets                                                               19,825,102        10,653,657
                                                                                            ------------      ------------

    Property and equipment, net of accumulated depreciation and amortization                  25,469,751        24,400,933
                                                                                            ------------      ------------
    Other assets:
       Bond issuance costs, net                                                                1,007,767           977,459
       Other                                                                                     200,555           238,695
                                                                                            ------------      ------------
           Total other assets                                                                  1,208,322         1,216,154
                                                                                            ------------      ------------

                                                                                            $ 46,503,175      $ 36,270,744
                                                                                            ============      ============




                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Current portion of term notes payable and
            capital lease obligations                                                       $  1,180,059      $  1,040,247
       Accounts payable                                                                          647,832         1,859,553
       Accrued expenses                                                                          564,273           453,975
                                                                                            ------------      ------------
           Total current liabilities                                                           2,392,164         3,353,775
                                                                                            ------------      ------------

    Term notes payable and capital lease obligations, net of current portion                  24,767,335        24,405,105
                                                                                            ------------      ------------

    Stockholders' equity:

       Preferred stock, $.01 par value - authorized -- 1,000,000 shares, issued - none                 -                 -
       Common stock, $.01 par value - authorized -- 30,000,000 shares, issued and outstanding -- 20,394,727 shares and 20,592,726 shares at December 31,
         1997 and June 30, 1998, respectively                                                    203,947           205,927
       Additional paid-in capital                                                            159,338,073       159,428,657
       Deficit accumulated during the development stage                                     (140,171,324)     (151,109,616)
       Deferred compensation                                                                     (27,020)          (13,104)
                                                                                            ------------      ------------
          Total stockholders' equity                                                          19,343,676         8,511,864
                                                                                            ------------      ------------

                                                                                            $ 46,503,175      $ 36,270,744
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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                 March 2, 1988
                                                      Three months ended            Six months ended              (inception)
                                                           June 30,                      June 30,                   through
                                                  --------------------------   ----------------------------         June 30,
                                                      1997           1998          1997           1998                1998
                                                  ------------   -----------   ------------    ------------      --------------


Revenues:

  Interest                                         $   399,760   $   166,498   $    914,076    $    394,518      $   9,881,108
  Other                                                  2,193       210,091          2,533         514,331          1,045,603
                                                   -----------   -----------   ------------    ------------      -------------

    Total revenues                                     401,953       376,589        916,609         908,849         10,926,711
                                                   -----------   -----------   ------------    ------------      -------------


Expenses:

  Research and development                           6,589,405     4,327,172     13,978,615       8,540,097        117,187,002
  General and administrative                         1,009,356       878,496      2,287,434       1,768,567         28,732,885
  Acquired in-process research and development       2,014,004             -      2,014,004               -          2,514,004
  Interest                                             783,846       756,902      1,591,001       1,537,910         13,601,826
                                                   -----------   -----------   ------------    ------------      -------------

    Total expenses                                  10,396,611     5,962,570     19,871,054      11,846,574        162,035,717
                                                   -----------   -----------   ------------    ------------      -------------

    Net loss                                       $(9,994,658)  $(5,585,981)  $(18,954,445)   $(10,937,725)     $(151,109,006)
                                                   ===========   ===========   ============    ============      =============


Basic and diluted net loss per common share        $     (0.60)  $     (0.27)  $      (1.13)   $      (0.54)
                                                   ===========   ===========   ============    ============

Weighted average number of common
    shares outstanding                              16,757,501    20,468,876     16,744,725      20,432,583
                                                   ===========   ===========   ============    ============




                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  March 2, 1988
                                                        Six months ended           (inception)
                                                            June 30,                 through
                                                  -----------------------------      June 30,
                                                      1997            1998             1998
                                                  -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(18,954,445)   $(10,937,725)   $(151,109,006)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Depreciation and amortization                   1,314,219       1,098,899       15,537,371
     Amortization of investment premium                 45,399          18,251        1,906,020
     Amortization of deferred financing
      and bond issuance costs                          115,378         115,378          923,124
     Noncash compensation related to stock
      options, warrants and common stock               160,552          82,916        2,356,334
     Charges related with acquired
      in-process research and development            2,014,004               -        2,514,004
   Changes in operating assets and liabilities:
     Other current assets                              132,144        (100,871)        (310,282)
     Accounts payable                                  619,542       1,211,721        1,823,386
     Accrued expenses                                 (169,233)       (110,298)         411,118
                                                  ------------    ------------    -------------
       Net cash used for operating activities      (14,722,440)     (8,621,729)    (125,947,931)
                                                  ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in marketable securities      6,812,319       2,018,405       (3,194,351)
   Net cash used in the purchase of MycoTox           (580,900)              -         (593,412)
   Increase in property and equipment                 (275,405)        (20,081)     (39,702,321)
   Increase in restricted cash                               -               -      (32,425,737)
   Payments from restricted cash                             -               -       32,425,737
   Decrease (increase) in other assets                  11,665         (48,140)        (237,430)
   Increase in bond issuance costs                           -               -       (1,303,237)
                                                  ------------    ------------    -------------
       Net cash provided by (used for)
        investing activities                         5,967,679       1,950,184      (45,030,751)
                                                  ------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible subordinated
    notes payable to stockholders                            -               -        2,300,000
   Proceeds from equipment line of credit                    -               -        3,261,600
   Proceeds from equipment lease                       291,032               -          349,273
   Payments on capital lease obligations                     -               -         (180,867)
   Proceeds from notes payable                               -               -       27,835,947
   Payments on notes payable                          (557,112)       (587,112)      (5,587,637)
   Proceeds from sale of convertible redeemable
     preferred stock, net of issuance costs                  -               -       24,560,465
   Proceeds from sale of common stock,
     net of issuance costs                              95,529          23,564      127,492,843
                                                  ------------    ------------    -------------
       Net cash provided by (used for)
        financing activities                          (170,551)       (563,548)     180,031,624
                                                  ------------    ------------    -------------
Net increase (decrease) in cash
 and cash equivalents                               (8,925,312)     (7,235,093)       9,052,942

Cash and cash equivalents,
 beginning of period                                21,885,111      16,288,035                -
                                                  ------------    ------------    -------------

Cash and cash equivalents,
 end of period                                    $ 12,959,799    $  9,052,942    $   9,052,942
                                                  ============    ============    =============

Interest paid (net of capitalized interest)       $  1,385,001    $  1,442,530    $  12,774,870
                                                  ============    ============    =============



                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)




                                                                                  March 2, 1988
                                                          Six months ended         (inception)
                                                              June 30,               through
                                                      ----------------------         June 30,
                                                         1997         1998            1998
                                                      --------      --------      -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
Equipment under capital lease ...................     $   --        $   --        $   (178,886)
Furniture and equipment under capital lease .....         --            --             178,886

Conversion of line of credit to term note payable         --            --          (2,144,525)
Issuance of term note payable ...................         --            --           2,144,525

Grant of common stock ...........................       28,162        91,585           468,632
Compensation related to common stock grant ......      (28,162)      (91,585)         (468,632)

Cancellation of stock options ...................      (54,333)         --            (166,170)
Grant of stock options and restricted stock .....         --            --           1,996,153
Deferred compensation on stock options
  and restricted stock ..........................       54,333          --          (1,829,983)

Grant of warrants ...............................         --            --             132,000
Deferred compensation on warrants ...............         --            --            (132,000)

Conversion of subordinated notes payable to
  redeemable preferred stock ....................         --            --          (2,300,000)
Issuance of redeemable preferred stock ..........         --            --           2,300,000

Conversion of redeemable preferred
 stock to common stock ..........................         --            --         (20,674,454)
Common stock ....................................         --            --          20,674,454

Other assets ....................................         --            --             (50,000)
Issuance costs associated with proceeds
 on sale of redeemable preferred stock ..........         --            --              50,000

Note payable ....................................         --            --           2,679,165
Grant of warrants ...............................         --            --             974,627
Note payable discount ...........................         --            --          (3,653,792)

Unrealized losses (gains) on
 marketable securities ..........................       59,010           567               610
Accumulated deficit .............................      (59,010)         (567)             (610)

Capitalized interest in property
 and equipment ..................................         --            --            (312,476)
Amortization of bond issuance costs .............         --            --              83,315
Amortization of note payable discount ...........         --            --             229,161
                                                      --------      --------      ------------
                                                      $   --        $   --        $     --
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

2.    NET LOSS PER COMMON SHARE

      For the three and six month periods ended June 30, 1997 and 1998, basic net loss per common share was computed using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Diluted net loss per share is the same as basic net loss, as the inclusion of common equivalents would be antidilutive.

3.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash and marketable financial instruments with original maturities of 90 days or less.

4.    MARKETABLE SECURITIES

      The amortized cost and estimated fair market values of the Company's securities at June 30, 1998 are presented below. The Company did not realize any gains or losses from securities sold in the three months ended June 30, 1997 and 1998.


                                                           GROSS          GROSS
                                         AMORTIZED      UNREALIZED     UNREALIZED       MARKET
   SECURITIES AVAILABLE FOR SALE           COST            GAINS         LOSSES         VALUE
------------------------------------   --------------   ------------   ------------   -----------
U.S.  Government Agency obligations
 (average maturity less than 1 month)      $1,002,710            $ -         $  610    $1,002,100

Corporate debt securities
(average maturity of 2 months)                285,613              -              -       285,613
                                       --------------   ------------   ------------   -----------
                                           $1,288,323            $ -         $  610    $1,287,713
                                       ==============   ============   ============   ===========


5.    TERM NOTE PAYABLE

      At June 30, 1998, approximately $312,000 was outstanding under a term note with a bank. This note is payable in monthly installments of $40,352 and bears interest at the lesser of 8-3/4% or the Prime Rate 8.0% at June 30, 1998) plus 1/2%. In the event that the Company's cash balances and marketable securities fall below $18 million in the aggregate,

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



the Company will be required to maintain, as restricted cash, a Repurchase Agreement Investment Account ("the Investment Account") with the bank in an amount equal to the then outstanding balance of the loan. If the Company's cash balances and marketable securities subsequently fall below $10 million in the aggregate, the Company will be required, on demand by the bank, to pledge the Investment Account to the bank as security for the loan. The Company has received a waiver from the bank releasing the Company from the obligation to maintain the Investment Account as of June 30, 1998.

6.    ACQUISITION OF MYCOTOX, INC.

      On June 9, 1997, the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of Alpha-Beta common stock. On June 9, 1998, an additional 113,636 shares of common stock was issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock preceding June 9, 1997). An additional $1.0 million of common stock will be issued subject to the attainment of performance milestones. On November 7, 1997, the first milestone was met and resulted in the issuance of 180,551 shares of the Company's common stock at $2.70 per share, resulting in an aggregate value of approximately $500,000.

      The aggregate purchase price of $2,664,024 consisted of the following:

           Common stock                  $1,987,488
           Liabilities assumed               79,024
           Cash paid for acquisition
             and acquisition costs          597,512
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

      The purchase price was allocated based upon the fair value of the assets and intangible assets acquired. The purchase price has been allocated as follows:

           Current assets                $    6,820
           Equipment                         43,024
           Goodwill                         100,000
           In-process research and
             development                  2,514,004
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


7.    NEW ACCOUNTING STANDARD

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

                           ALPHA-BETA TECHNOLOGY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Alpha-Beta Technology, Inc. is engaged in research and development of new classes of carbohydrate and antifungal products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of June 30, 1998, the Company's accumulated deficit was $151,109,616.


RESULTS OF OPERATIONS

REVENUES

         Revenues to date have consisted primarily of funding for the antifungal research program from the National Institutes of Health and interest earned from the investment of cash balances. For the three month periods ended June 30, 1998 and 1997, revenues were $376,589 and $401,953 respectively. An increase in other revenues of $207,898 was due to income from research grants. This increase in other revenues was offset by a decrease in interest income of $233,262. This decrease was primarily due to less interest earned as a result of lower average cash and investment balances in the second quarter of 1998 compared with the second quarter of 1997. Revenues in the six month periods ended June 30, 1998 and 1997 were $908,849 and $916,609, respectively. An increase in other revenues of $511,798 was due to income from research grants. This increase in other revenues was offset by a decrease in interest income of $519,558. This decrease was primarily due to less interest earned as a result of lower average cash and investment balances in the first half of 1998 compared with the first half of 1997.

OPERATING EXPENSES

       For the three month periods ended June 30, 1998 and 1997, research and development expenses were $4,327,172 and $6,589,405, respectively. For the six month periods ended June 30, these expenses decreased 39% to $8,540,097 in 1998 from $13,978,615 in 1997. The decreases were primarily due to lower expenses as a result of a corporate downsizing in September 1997 and costs related to conducting the first Phase III clinical trial for Betafectin in 1997. The Company does not expect research and development expenses to increase over 1997 levels for the remainder of 1998; however, these expenses may increase in future years, reflecting activities related to further development and commercialization of Betafectin, the development of additional products and the operation of the Company's commercial manufacturing facility for research and development purposes.

         For the three month periods ended June 30, 1998 and 1997, general and administrative expenses were $878,496 and $1,009,356, respectively. The decrease of $130,860 in the second quarter of 1998 as compared to the second quarter of 1997 was primarily due to lower expenses as a result of the corporate downsizing in September 1997. For the six month periods ended June 30, 1998 and 1997, these expenses decreased 23% to $1,768,567 in 1998 from $2,287,434 in 1997. General and administrative expenses are not expected to increase over 1997 levels in 1998; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

      For the three month periods ended June 30, 1998 and 1997, interest expense was $756,902 and $783,846, respectively. For the six month periods ended June 30, interest expense decreased to $1,537,910 in 1998 from $1,591,001 in 1997. This decrease of $53,091 was primarily due to lower loan balances in the first half of 1998 compared with the first half of 1997.


NET LOSS

       The net loss for the three months ended June 30, 1998 was $5,585,981 ($0.27 per share) compared to $9,994,568 ($0.60 per share) for the same period in 1997. The net loss for the six months ended June 30, 1998 was $10,937,725 ($0.54 per share) compared to $18,954,445 ($1.13 per share) for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

       The Company had $10,340,655 in cash, cash equivalents and marketable securities at June 30, 1998, compared with $19,612,971 at December 31, 1997. This decrease was primarily due to the expenditure of $8,621,729 in cash used for operating activities during the first half of 1998.

       The Company expects to incur substantial additional operating expenses in 1998 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of June 30, 1998, the Company had working capital of approximately $7,300,000. The Company anticipates that its existing capital resources are sufficient to maintain its operations and capital expenditures through 1998, after taking into account certain potential cost saving activities. The Company plans to implement these activities should additional capital not be raised by the beginning of the fourth quarter of 1998. The Company's actual capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company will need to raise additional funds prior to obtaining regulatory approval for Betafectin (and, if required, prior to the completion of the current Phase III clinical trial of Betafectin) through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or at all or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs, the status of its discussions with the FDA concerning obtaining regulatory approval of Betafectin and the overall market for biotechnology stocks.

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

      The Company plans to modify certain portions of its software so that its computer and non-information technology systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of compliance and the effect on the Company's future results is currently being determined as part of the conversion planning, although the Company does not believe such cost will be material. These costs will be expensed as incurred. The Company anticipates substantial completion of the conversion process by June 1999. The Company has begun an assessment of the Year 2000 preparedness of third parties with which the Company has a material relationship with. The Company has not yet drafted a contingency plan to outline the Company's actions in the event its Year 2000 compliance plan is not successfully implemented. There can be no assurance that the Company's or its suppliers' Year 2000 conversion will be successfully completed. Actual results could differ materially from those anticipated.

CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

      This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events and results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences include, but are not limited to, the following: the timing of the collection, verification and analysis of the clinical data for the Company's Phase III trial; the results of the Company's Phase III trial and for its other clinical development programs; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug
Administration; ability to obtain additional financing; the ability to achieve potential cost savings; potential adverse consequences arising from Year 2000 issues; the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings.   None

Item 2.          Changes in Securities.   None

Item 3.          Defaults Upon Senior Securities.   None

Item 4.          Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of Stockholders of Alpha-Beta Technology, Inc. was held on May 20, 1998, for the purpose of the election of Gustav A. Christensen, Lawrence C. Hoff and Michael E. Porter as the three Class III Directors of the Company to serve until the 2001 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The following table describes the results of the stockholder votes.


                                                                         VOTES        VOTES
                                                                       IN FAVOR     WITHHELD
                                                                       ---------------------
Election of Gustav A. Christensen as a Class III Director              18,804,515    163,221

Election of Lawrence C. Hoff as a Class III Director                   18,799,922    167,814

Election of Michael E. Porter as a Class III Director                  18,807,415    160,321




Item 5.          Other Information.   None

Item 6.          Exhibits and Reports on Form 8-K

                 A.  Exhibits.

                     10.42F Ninth Amendment to the Three Biotech Park lease dated as of January 1, 1998

                     10.52 Stock Purchase and Restriction Agreement dated as of May 19, 1998 between the Company and Joseph M. Grimm.

                 B.  Reports on Form 8-K.  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ALPHA-BETA TECHNOLOGY, INC.

Date: August 14, 1998                      By:  /s/  JOSEPH GRIMM
                                                ----------------------------
                                                     Joseph Grimm,
                                                     Chief Financial Officer