Form 10-Q
period 1998-09-30
ALPHA BETA TECHNOLOGY INC
filed 1998-11-16
CIK 841168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

                                       OR

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _______.


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

                                   Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             CLASS                             OUTSTANDING AT NOVEMBER 10, 1998
----------------------------                   ---------------------------------
Common stock, $.01 par value                              20,597,272

                           ALPHA-BETA TECHNOLOGY, INC.

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at
         December 31, 1997, and September 30, 1998.........................  3

         Condensed Consolidated Statements of Operations
         for the three and nine month periods
         ended September 30, 1997 and 1998, and from the period
         from inception through September 30, 1998.........................  4

         Condensed Consolidated Statements of Cash Flows for the
         nine month periods ended September 30, 1997 and 1998,
         and from the period from inception through
         September 30, 1998   .............................................  5

         Notes to Condensed Consolidated Financial Statements..............  7



     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 10

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings............................................ 13


     Item 2.  Changes in Securities........................................ 13


     Item 3.  Defaults Upon Senior Securities.............................. 13


     Item 4.  Submission of Matters to a Vote of Security Holders.......... 13


     Item 5.  Other Information............................................ 13


     Item 6.  Exhibits and Reports on Form 8-K............................. 13


SIGNATURES................................................................. 14

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               December 31,         September 30,
                                                                   1997                 1998
                                                              -------------         -------------
                                                                                    (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                   $  16,288,035         $   3,811,159
  Marketable securities                                           3,324,936             1,001,600
  Other current assets                                              212,131               230,391
                                                              -------------         -------------

      Total current assets                                       19,825,102             5,043,150
                                                              -------------         -------------

Property and equipment, net of accumulated
  depreciation and amortization                                  25,469,751            23,866,570
                                                              -------------         -------------

Other assets:
  Bond issuance costs, net                                        1,007,767               962,305
  Other                                                             200,555               233,695
                                                              -------------         -------------
      Total other assets                                          1,208,322             1,196,000
                                                              -------------         -------------

                                                              $  46,503,175         $  30,105,720
                                                              =============         =============



                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of term notes payable and
        capital lease obligations                             $   1,180,059         $     928,930
  Accounts payable                                                  647,832             1,494,681
  Accrued expenses                                                  564,273               463,885
                                                              -------------         -------------

     Total current liabilities                                    2,392,164             2,887,496
                                                              -------------         -------------

Term notes payable and capital lease
     obligations, net of current portion                         24,767,335            24,260,141
                                                              -------------         -------------

Stockholders' equity :
  Preferred stock, $.01 par value - authorized
     -- 1,000,000 shares, issued - none                                  --                    --
  Common stock, $.01 par value - authorized
     -- 30,000,000 shares, issued and outstanding
     -- 20,394,727 shares and 20,597,272 shares at
     December 31, 1997 and September 30,
     1998, respectively                                             203,947               205,973
  Additional paid-in capital                                    159,338,073           159,439,693
  Deficit accumulated during the development stage             (140,171,324)         (156,681,437)
  Deferred compensation                                             (27,020)               (6,146)
                                                              -------------         -------------

     Total stockholders' equity                                  19,343,676             2,958,083
                                                              -------------         -------------

                                                              $  46,503,175         $  30,105,720
                                                              =============         =============



                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     March 2, 1988
                                          Three months ended             Nine months ended            (inception)
                                            September 30,                   September 30,               through
                                    ---------------------------     -----------------------------     September 30,
                                        1997           1998             1997            1998              1998
                                    -----------     -----------     ------------     ------------     -------------

Revenues:

    Interest                        $   292,416     $    94,882     $  1,206,492     $    489,400     $   9,975,990
    Other                                 4,020           9,505            6,553          523,836         1,055,108
                                    -----------     -----------     ------------     ------------     -------------

      Total revenues                    296,436         104,387        1,213,045        1,013,236        11,031,098
                                    -----------     -----------     ------------     ------------     -------------


Expenses:

    Research and development          6,843,990       4,161,359       20,822,605       12,701,456       121,348,361
    General and administrative        1,225,376         739,564        3,512,810        2,508,131        29,472,449
    Acquired in-process research
       and development                       --              --        2,014,004               --         2,514,004
    Interest                            801,577         775,643        2,392,578        2,313,553        14,377,469
                                    -----------     -----------     ------------     ------------     -------------

      Total expenses                  8,870,943       5,676,566       28,741,997       17,523,140       167,712,283
                                    -----------     -----------     ------------     ------------     -------------

      Net loss                      $(8,574,507)    $(5,572,179)    $(27,528,952)    $(16,509,904)    $(156,681,185)
                                    ===========     ===========     ============     ============     =============


Basic and diluted net loss per
    common share                    $     (0.51)    $     (0.27)    $      (1.64)    $      (0.81)
                                    ===========     ===========     ============     ============

Weighted average number of common
    shares outstanding               16,839,273      20,593,072       16,771,262       20,485,217
                                    ===========     ===========     ============     ============




                             See accompanying notes.

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             March 2, 1988
                                                                Nine months ended            (inception)
                                                                   September 30,               through
                                                           -----------------------------     September 30,
                                                               1997             1998             1998
                                                           ------------     ------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(27,528,952)    $(16,509,904)    $(156,681,185)
    Adjustments to reconcile net loss to net cash used
      for operating activities:
      Depreciation and amortization                           1,971,850        1,638,262        16,076,734
      Amortization of investment premium                         59,445           19,111         1,906,880
      Amortization of deferred financing and bond
         issuance costs                                         173,067          173,067           980,813
      Noncash compensation related to stock options,
         warrants and common stock                              167,510           89,874         2,363,292
      Charges related with acquired in-process research
         and development                                      2,014,004               --         2,514,004
    Changes in operating assets and liabilities:
      Other current assets                                      221,364          (18,260)         (227,671)
      Accounts payable                                         (164,860)         846,849         1,458,514
      Accrued expenses                                          245,842         (100,388)          421,028
                                                           ------------     ------------     -------------

         Net cash used for operating activities             (22,840,730)     (13,861,389)     (131,187,591)
                                                           ------------     ------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in marketable securities             11,282,261        2,304,016        (2,908,740)
    Net cash used in the purchase of MycoTox                   (580,900)              --          (593,412)
    Increase in property and equipment                         (292,002)         (20,081)      (39,702,321)
    Increase in restricted cash                                      --               --       (32,425,737)
    Payments from restricted cash                                    --               --        32,425,737
    Decrease (increase) in other assets                          17,498          (48,140)         (237,430)
    Increase in bond issuance costs                                  --               --        (1,303,237)
                                                           ------------     ------------     -------------

         Net cash provided by (used for)
             investing activities                            10,426,857        2,235,795       (44,745,140)
                                                           ------------     ------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible subordinated notes
         payable to stockholders                                     --               --         2,300,000
    Proceeds from equipment line of credit                           --               --         3,261,600
    Proceeds from equipment lease                               291,032               --           349,273
    Payments on capital lease obligations                            --               --          (180,867)
    Proceeds from notes payable                                      --               --        27,835,947
    Payments on notes payable                                  (835,668)        (885,928)       (5,886,453)
    Proceeds from sale of convertible redeemable
       preferred stock, net of issuance costs                        --               --        24,560,465
    Proceeds from sale of common stock, net of
       issuance costs                                           113,889           34,646       127,503,925
                                                           ------------     ------------     -------------

         Net cash provided by (used for)
             financing activities                              (430,747)        (851,282)      179,743,890
                                                           ------------     ------------     -------------

Net increase (decrease) in cash and cash equivalents        (12,844,620)     (12,476,876)        3,811,159

Cash and cash equivalents, beginning of period               21,885,111       16,288,035                --
                                                           ------------     ------------     -------------

Cash and cash equivalents, end of period                   $  9,040,491     $  3,811,159     $   3,811,159
                                                           ============     ============     =============

Interest paid (net of capitalized interest)                $  2,334,888     $  2,090,397     $  13,422,737
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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)




                                                                                                      March 2, 1988
                                                                             Nine months ended         (inception)
                                                                               September 30,             through
                                                                          -----------------------     September 30,
                                                                            1997          1998            1998
                                                                          ---------     ---------     ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Equipment under capital lease .........................................   $      --     $      --     $   (178,886)
Furniture and equipment under capital lease ...........................          --            --          178,886

Conversion of line of credit to term note payable .....................          --            --       (2,144,525)
Issuance of term note payable .........................................          --            --        2,144,525

Grant of common stock .................................................     156,572       102,666          479,713
Compensation related to common stock grant ............................    (156,572)     (102,666)        (479,713)

Cancellation of stock options .........................................          --            --         (166,170)
Grant of stock options and restricted stock ...........................          --            --        1,996,153
Deferred compensation on stock options and restricted stock ...........          --            --       (1,829,983)

Grant of warrants .....................................................          --            --          132,000
Deferred compensation on warrants .....................................          --            --         (132,000)

Conversion of subordinated notes payable to redeemable
   preferred stock ....................................................          --            --       (2,300,000)
Issuance of redeemable preferred stock ................................          --            --        2,300,000

Conversion of redeemable preferred stock to common stock ..............          --            --      (20,674,454)
Common stock ..........................................................          --            --       20,674,454

Other assets ..........................................................          --            --          (50,000)
Issuance costs associated with proceeds on sale of redeemable
   preferred stock ....................................................          --            --           50,000

Note payable ..........................................................          --            --        2,679,165
Grant of warrants .....................................................          --            --          974,627
Note payable discount .................................................          --            --       (3,653,792)

Unrealized losses on marketable securities ............................       3,143           209              252
Accumulated deficit ...................................................      (3,143)         (209)            (252)

Capitalized interest in property and equipment ........................          --            --         (312,476)
Amortization of bond issuance costs ...................................          --            --           83,315
Amortization of note payable discount .................................          --            --          229,161
                                                                          ---------     ---------     ------------
                                                                          $      --     $      --     $         --
                                                                          =========     =========     ============




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


2.     NET LOSS PER COMMON SHARE

       For the three and nine month periods ended September 30, 1997 and 1998, basic net loss per common share was computed using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Diluted net loss per share is the same as basic net loss, as the inclusion of common equivalents would be antidilutive.


3.     CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and marketable financial instruments with original maturities of 90 days or less.


4.     MARKETABLE SECURITIES

       The amortized cost and estimated fair market values of the Company's securities at September 30, 1998 are presented below. The Company did not realize any gains or losses from securities sold in the three months ended September 30, 1997 and 1998.


                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED    UNREALIZED     MARKET
     SECURITIES AVAILABLE FOR SALE                   COST         GAINS         LOSSES       VALUE
     -----------------------------                ---------     ----------    ----------     ------
U.S. Government Agency obligations
   (average maturity less than 1 month)           $1,001,852     $    --         $252      $1,001,600
                                                  ----------     -------         ----      ----------

                                                  $1,001,852     $    --         $252      $1,001,600
                                                  ==========     =======         ====      ==========

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.     TERM NOTE PAYABLE

       At September 30, 1998, approximately $185,000 was outstanding under a term note with a bank. This note is payable in monthly installments of $46,242 and bears interest at the lesser of 8-3/4% or the Prime Rate (8.0% at September 30, 1998) plus 1/2%. In the event that the Company's cash balances and marketable securities fall below $18 million in the aggregate, the Company will be required to maintain, as restricted cash, a Repurchase Agreement Investment Account ("the Investment Account") with the bank in an amount equal to the then outstanding balance of the loan. If the Company's cash balances and marketable securities subsequently fall below $10 million in the aggregate, the Company will be required, on demand by the bank, to pledge the Investment Account to the bank as security for the loan. The Company has received a waiver from the bank releasing the Company from the obligation to maintain the Investment Account as of September 30, 1998.

6.     ACQUISITION OF MYCOTOX, INC.

       On June 9, 1997, the Company acquired all the outstanding shares of MycoTox, Inc., a privately owned biotechnology company located in Denver, Colorado. Under the agreement, MycoTox shareholders received an up-front payment valued at $1.0 million consisting of $500,000 in cash and 56,813 shares of Alpha-Beta common stock. On June 9, 1998, an additional 113,636 shares of common stock was issued to MycoTox shareholders. The 56,813 and 113,636 common shares granted on June 9, 1997 and 1998, respectively, were valued at $8.80 per share (the 10 day average price of the Company's common stock preceding June 9, 1997). The Company is also required to issue an additional $1.0 million of common stock upon the attainment of performance milestones. On November 7, 1997, the first milestone was met and resulted in the issuance of 180,551 shares of the Company's common stock at $2.70 per share, resulting in an aggregate value of approximately $500,000.


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

                   ALPHA-BETA TECHNOLOGY, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       The purchase price was allocated based upon the fair value of the assets and intangible assets acquired. The purchase price has been allocated as follows:

               Current assets                                    $    6,820
               Equipment                                             43,200
               Goodwill                                             100,000
               In-process research and development                2,514,004
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

7.     PRIVATE PLACEMENT

       On October 21, 1998, the Company entered into an agreement for the private placement of $3 million of Convertible Preferred Stock with a single institutional investor. Under the terms of the agreement, $1.5 million of Convertible Preferred Stock was issued upon execution of the agreement. The additional $1.5 million is committed to be purchased upon effectiveness of the related resale registration statement and the occurrence of certain other closing conditions. The net proceeds to the Company will be approximately $2.6 million.


8.     NEW ACCOUNTING STANDARD

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

                           ALPHA-BETA TECHNOLOGY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Alpha-Beta Technology, Inc. is engaged in research and development of new classes of carbohydrate and antifungal products. The Company has not received significant revenues from the sale of its products and expects to incur substantial operating losses for the next several years. As of September 30, 1998, the Company's accumulated deficit was $156,681,437.


RESULTS OF OPERATIONS

REVENUES

         Revenues to date have consisted primarily of funding for the antifungal research program from the National Institutes of Health and interest earned from the investment of cash balances. For the three month periods ended September 30, 1998 and 1997, revenues were $104,387 and $296,436 respectively. This decrease of $192,049 was primarily due to less interest earned as a result of lower average cash and investment balances in the third quarter of 1998 compared with the third quarter of 1997. Revenues in the nine month periods ended September 30, 1998 and 1997 were $1,013,236 and $1,213,045, respectively. An increase in other revenues of $517,283 was due to income from research grants. This increase in other revenues was offset by a decrease in interest income of $717,092 primarily due to less interest earned as a result of lower average cash and investment balances in the first nine months of 1998 compared with the first nine months of 1997.

OPERATING EXPENSES

       For the three month periods ended September 30, 1998 and 1997, research and development expenses were $4,161,359 and $6,843,990, respectively. For the nine month periods ended September 30, these expenses decreased 39% to $12,701,456 in 1998 from $20,822,605 in 1997. The decreases were primarily due to lower expenses as a result of a corporate downsizing in September 1997. The Company does not expect significant changes in the level of research and development for the remainder of 1998; however, these expenses may increase in future years, reflecting activities related to further development and commercialization of Betafectin, the development of additional products and the operation of the Company's commercial manufacturing facility for research and development purposes.

         For the three month periods ended September 30, 1998 and 1997, general and administrative expenses were $739,564 and $1,225,376, respectively. The decrease of $485,812 in the third quarter of 1998 as compared to the third quarter of 1997 was primarily due to lower expenses as a result of the corporate downsizing in September 1997. For the nine month periods ended September 30, 1998 and 1997, these expenses decreased 29% to $2,508,131 in 1998 from $3,512,810 in 1997. General and administrative expenses are expected to remain at current levels through the end of 1998; however, these expenses may increase in future years reflecting planned efforts to commercialize Betafectin.

         For the three month periods ended September 30, 1998 and 1997, interest expense was $775,643 and $801,577, respectively. For the nine month periods ended September 30, interest expense decreased to $2,313,553 in 1998 from $2,392,578 in 1997. This decrease of $79,025 was primarily due to lower loan balances in the first nine months of 1998 compared with the first nine months of 1997.

NET LOSS

         The net loss for the three months ended September 30, 1998 was $5,572,179 ($0.27 per share) compared to $8,574,507 ($0.51 per share) for the same period in 1997. The net loss for the nine months ended September 30, 1998 was $16,509,904 ($0.81 per share) compared to $27,528,952 ($1.64 per share) for the same period in 1997.



LIQUIDITY AND CAPITAL RESOURCES

         The Company had $4,812,759 in cash, cash equivalents and marketable securities at September 30, 1998, compared with $19,612,971 at December 31, 1997. This decrease was primarily due to the expenditure of $13,861,389 in cash used for operating activities during the first nine months of 1998.

         The Company expects to incur substantial additional operating expenses in 1998 and in future years related to research, development, and clinical studies of Betafectin and other products, as well as the establishment of commercial manufacturing and sales and marketing capabilities. As of September 30, 1998, the Company had working capital of approximately $2,156,000. The Company anticipates that its existing capital resources and the funds received in the first closing and to be received upon the closing of the sale of the second tranche of Convertible Preferred Stock (see footnote 7) are sufficient to maintain its operations and capital expenditures through January 1999. However, there can be no assurance that the Company will be able to satisfy all of the conditions to closing necessary to complete the sale of the second tranche of Convertible Preferred Stock. If the Company is unable to complete the sale of the second tranche of Convertible Preferred Stock, the Company anticipates that its existing capital resources are sufficient to maintain its operations and capital expenditures through December 1998. The Company's actual capital requirements will depend upon numerous factors, including the progress of the Company's research and development programs, preclinical testing and clinical trials, the timing and cost of obtaining regulatory approvals, and the costs associated with expanding manufacturing and establishing marketing capabilities. The Company will need to raise additional funds prior to the completion of the current Phase III clinical trial of Betafectin) through collaborative alliances, equity or debt financings or other arrangements. There can be no assurance that additional funds will be available on favorable terms or at all or that the Company will enter into collaborative or other arrangements. The Company's ability to raise additional funds or to enter into collaborative or other arrangements may depend upon a number of factors including the results of the Company's clinical development programs, the status of its discussions with the FDA concerning obtaining regulatory approval of Betafectin and the overall market for biotechnology stocks.

        In February 1993, the Company entered into a $30,000,000 loan agreement with RIPA to finance the Betafectin commercial-scale manufacturing facility. The total cost of this facility was approximately $39,600,000. The Company contributed all funds, in addition to the RIPA loan, necessary to complete the facility.

        The Company is required to make payments to RIPA of approximately $300,000 per month over a 20~-year term. To finance its loan to the Company, RIPA issued $30,000,000 of taxable revenue bonds. Borrowings under the loan accrue interest at approximately 9.5% per annum and are secured by the Betafectin manufacturing facility. The Company's obligation to repay the loan is subject to acceleration if the Company fails to make any monthly debt service payments or if certain events of default occur. The Company may also be required to repay the loan on an accelerated basis over five years if the enabling legislation under which RIPA issued the bonds used to fund the loan to the Company is eliminated without an appropriate grandfathering provision, or if RIPA is subject to any bankruptcy proceedings. The bonds mature through December 2024. The RIPA bonds are subject to refinancing by RIPA on December 1, 1999 and the terms of the RIPA loan to the Company are subject to adjustment in connection with such refinancing. If the bonds cannot be successfully remarketed, the bank will become the owner of the then outstanding principal amount of the bonds, and the interest rate will be adjusted to the bank's base rate plus 2%.

         On January 12, 1998, the Company announced that it had begun a confirmatory Phase III clinical trial of Betafectin for the prevention of serious infections in non-colorectal gastrointestinal surgery patients. This trial, along with the results of the Company's first Phase III study, will provide the basis for a PLA filing for Betafectin. The double-blind, placebo-controlled study involves approximately 600 patients at 30 sites throughout the United States. The study is expected to be completed by the end of 1999 and will include an interim analysis in early 1999.

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

YEAR 2000 READINESS DISCLOSURE

The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

       The Company's State of Readiness. The Company has undertaken an assessment of the ability of its information and non-information systems to function properly with respect to dates in the year 2000 and thereafter. The assessment is based upon communications with software vendors, literature supplied with software, literature received in connection with maintenance contracts and test evaluations of the Company's systems. The Company has identified potential problems in certain of these systems, including the Company's administrative systems. The Company will reprogram or replace, as appropriate, those systems with respect to which the Company has identified potential problems. The Company commenced the reprogramming and replacement of such systems during the second quarter of fiscal 1998 and expects completion by fiscal year end 1999.

       Costs to Remedy the Company's Year 2000 Issues. The Company anticipates that the total costs to remedy year 2000 issues will be approximately $300,000 ($250,000 for information systems and $50,000 for non-information systems), which includes approximately $100,000 in accelerated replacement costs for technology which the Company would have otherwise replaced within two years of the year 2000. The Company will expense its year 2000 remediation costs as incurred.

       Year 2000 Risks of Material Third Parties. The Company has also begun to assess the year 2000 risks of third parties with whom the Company has a material relationship. These material third parties include clinical research organizations, consultants and statisticians involved in the Company's current Phase III clinical trial of Betafectin. The Company is in the process of circulating year 2000 questionnaires to each of these parties. The Company has substantially completed its assessment of potential risks. Because the Company expects that its clinical trial of Betafectin will be completed prior to the year 2000, the Company does not believe that the potential risks of these third parties will have a material effect on the Company. However risks relating to the year 2000 could impact clinical programs, if any, existing at such time.

       Year 2000 Risks; Contingency Plan. While the Company anticipates that its year 2000 risks will be remedied before the year 2000, no assurance can be given that the Company's or its material third parties year 2000 conversion will be completed by such time. The Company's contingency plan in the event that its year 2000 conversion is not successfully completed is to perform manually those tasks which would otherwise be performed by the defective systems until such systems are remedied or replaced. The Company believes that in the event of its most reasonably likely worst case scenario, the Company will experience slower production runs. However, actual results may differ materially from those anticipated.

CERTAIN FACTORS AFFECTING FUTURE EVENTS AND RESULTS

       This Form 10-Q to Stockholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual events and results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such differences include, but are not limited to, the following: the timing of the collection, verification and analysis of the clinical data for the Company's Phase III trial; the results of the Company's Phase III trial and for its other clinical development programs; obtaining the requisite regulatory approvals for the Company's products from the U.S. Food and Drug Administration; ability to satisfy the closing conditions necessary to complete the sale of the second tranche of Convertible Preferred Stock; ability to obtain additional financing; the ability to achieve potential cost savings; potential adverse consequences arising from Year 2000 issues (including unanticipated expenses or delays on the part of the Company or material third parties with whom the Company has a relationship); the competitive environment and market conditions for the biotechnology industry; and general economic conditions.

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



                                        ALPHA-BETA TECHNOLOGY, INC.



Date: November 16, 1998                 By: /s/ Joseph Grimm
      -----------------                     ----------------------------------
                                            Joseph Grimm,
                                            Chief Financial Officer